Form 10-Q
period 2000-06-30
CORIO INC
filed 2000-08-14
CIK 1111001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[MARK ONE]

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

                                 OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                          Commission File No. 333-35402

                                   CORIO, INC.
           (Exact name of the Registrant as specified in its charter)

           Delaware                                   77-0492528
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization

     959 Skyway Road, Suite 100
       San Carlos, California                           94070
(Address of principal executive offices)             (Zip Code)

                                  650-232-3000
            (The Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


As of August 10, 2000, there were 48,485,419 shares of the Registrant's common stock outstanding.

                                   CORIO, INC.

        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
                       PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (Unaudited):

         Condensed Balance Sheets
            June 30, 2000 and December 31, 1999.......................     3

         Condensed Statements of Operations
            Three Months Ended June 30, 2000 and 1999 and the
            Six Months Ended June 30, 2000 and 1999...................     4

         Condensed Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999...................     5

         Notes to Condensed Financial Statements......................     6

ITEM 2.  Management's Discussion And Analysis Of
            Financial Condition And Results Of Operations.............     9

ITEM 3.  Quantitative And Qualitative Disclosures About
            Market Risk...............................................    23

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings............................................    24

ITEM 2.  Change in Securities and Use of Proceeds.....................    24

ITEM 3.  Defaults Upon Senior Securities..............................    24

ITEM 4.  Submission of Matters to a Vote of Security
            Holders...................................................    24

ITEM 5.  Other Information............................................    24

ITEM 6.  Exhibits.....................................................    24

         Signatures...................................................    25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                   CORIO, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 30,       DECEMBER 31,
                                                                           2000            1999(1)
                                                                       --------------   --------------
                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .......................................      $  46,327       $  37,177
  Accounts receivable, net of allowance of $765 and $233 at June
    30, 2000 and December 31, 1999, respectively ..................          8,150           2,941
  Prepaid expenses and other current assets .......................          2,939           2,107
                                                                         ---------       ---------
    Total current assets ..........................................         57,416          42,225
Property and equipment, net .......................................         26,700          14,380
Intangibles, net ..................................................          2,475           3,647
Other assets ......................................................          4,202           1,344
                                                                         ---------       ---------
    Total assets ..................................................      $  90,793          61,596
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................      $  16,429       $   5,017
  Accrued liabilities .............................................         12,894           8,163
  Deferred revenue ................................................          3,176           1,888
  Current portion of debt obligations .............................          5,680           2,709
                                                                         ---------       ---------
    Total current liabilities .....................................         38,179          17,777
Long-term debt, less current portion ..............................          6,455           7,335
                                                                         ---------       ---------
    Total liabilities .............................................         44,634          25,112

Commitments

Senior series E mandatorily redeemable preferred stock ............         54,460               -

Stockholders' equity (deficit):
  Preferred stock:  $0.001 par value; 44,127,000 shares authorized;
    29,964,795 shares issued and outstanding at June 30, 2000 and
    December 31, 1999 (liquidation value: $73,210).................             30              30
  Common stock:  $0.001 par value; 138,000,000 shares authorized;
    2,980,525 and 1,574,584 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively .............              3               2
  Additional paid-in capital ......................................        151,626          99,649
  Note receivable from stockholder ................................              -             (15)
  Deferred stock-based compensation ...............................        (54,102)        (14,981)
  Accumulated deficit .............................................       (105,858)        (48,201)
                                                                         ---------       ---------
Total stockholders' equity (deficit) ..............................         (8,301)         36,484
                                                                         ---------       ---------
   Total liabilities and stockholders' equity .....................      $  90,793       $  61,596
                                                                         =========       =========

(1)  Derived from audited financial statements.
See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                           -------------------------      ---------------------------
                                              2000            1999          2000           1999
                                           ---------       ---------      --------       ------------
REVENUES:
  Application management services ....      $  2,780       $     50       $  3,917       $     85
  Professional services and other ....         7,613          1,104         11,756          1,930
                                            --------       --------       --------       --------
    Total revenues ...................        10,393          1,154         15,673          2,015

COSTS AND EXPENSES:
  Application management services ....         8,192          1,152         14,093          2,020
  Professional services and other ....         7,211          1,014         12,682          1,942
  Research and development ...........         3,037            429          5,270            696
  Sales and marketing ................        10,817          1,251         20,410          1,851
  General and administrative .........         6,033          2,158         10,783          3,941
  Amortization of stock based
    compensation ............ ........         3,977            624          9,234            768
  Amortization of intangible assets ..           531            547          1,172          1,094
                                            --------       --------       --------       --------
    Total operating expenses .........        39,798          7,175         73,644         12,312
                                            --------       --------       --------       --------
Loss from operations .................       (29,405)        (6,021)       (57,971)       (10,297)

Interest and other income ............           633            110          1,000            178
Interest and other expense ...........          (366)          (243)          (686)          (408)
                                            --------       --------       --------       --------
Net loss .............................      $(29,138)      $ (6,154)      $(57,657)      $(10,527)
                                            ========       ========       ========       ========
Basic and diluted net loss per share .      $ (14.52)      $  (5.31)      $ (31.08)      $  (9.77)
                                            ========       ========       ========       ========
Shares used in computation - basic and
  diluted ............................         2,007          1,160          1,855          1,078
                                            ========       ========       ========       ========
Pro forma net loss and net loss per
  share (unaudited):
    Net loss as reported .............      $(29,138)                     $(57,657)
    Series E beneficial conversion
      charge .........................       (20,158)                      (20,158)
                                            --------                      --------

    Pro forma net loss attributable to
      common stockholders ............      $(49,296)                     $(77,815)
                                            ========                      ========
    Basic and diluted net loss per
      share ..........................      $  (1.36)                     $  (2.28)
                                            ========                      ========

    Pro forma shares used in
      computation ....................        36,191                        34,082
                                            ========                      ========

See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ----------------------------
                                                                          2000             1999
                                                                      ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................      $(57,657)      $(10,527)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ................................         3,776          2,025
    Amortization of intangibles ..................................         1,172          1,094
    Amortization of deferred stock-based compensation ............         9,234            768
    Compensation for grants of stock, options and warrants in
      exchange for services ......................................         2,648            532
    Changes in assets and liabilities:
      Accounts receivable ........................................        (5,209)          (139)
      Prepaid expenses and other current assets ..................          (573)           139
      Accounts payable ...........................................        11,412           (654)
      Accrued liabilities ........................................         4,731          5,089
      Deferred revenue ...........................................         1,288            (39)
      Other liabilities ..........................................           241              -
                                                                        --------       --------
        Net cash used in operating activities ....................       (28,937)        (1,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .............................       (13,154)        (9,969)
  Other assets ...................................................        (3,117)           154
                                                                        --------       --------
        Net cash used in investing activities ....................       (16,271)        (9,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net .................        54,460         20,979
  Proceeds from sale of common stock and exercise of stock
    options ......................................................           975             16
  Proceeds from note receivable from stockholder .................            15              -
  Payments on debt obligations ...................................        (1,092)           (61)
  Borrowings on notes payable ....................................             -          3,000
                                                                        --------       --------
        Net cash provided by financing activities ................        54,358         23,934
                                                                        --------       --------

Net increase in cash and cash equivalents ........................         9,150         12,407
Cash and cash equivalents, beginning of period ...................        37,177          1,019
                                                                        --------       --------
Cash and cash equivalents, end of period .........................      $ 46,327       $ 13,426
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .........................................      $    488       $    175
                                                                        ========       ========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases .....      $  2,942       $  1,607
                                                                        ========       ========
  Issuance of preferred stock and common stock warrants ..........      $ 36,928       $    477
                                                                        ========       ========
  Issuance of preferred stock in exchange for notes payable -
    related party ................................................      $      -       $    254
                                                                        ========       ========
  Deferred stock-based compensation ..............................      $ 13,910       $  4,641
                                                                        ========       ========

See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. ("Corio" or the "Company") and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 1999.

NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common securities outstanding during the period. Potentially dilutive common shares are excluded from the computation in loss periods as their effect would be antidilutive.

    The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

                                               SIX MONTHS ENDED
                                                    JUNE 30,
                                            --------------------------
                                               2000            1999
                                            ----------       ---------
Preferred stock                                35,298          22,767
Preferred stock warrants                        1,054             681
Common stock subject to repurchase                798             112
Common stock options and warrants              14,567           4,278


PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share for the three and six month periods ended June 30, 2000 is computed using the weighted-average number of shares of common stock outstanding, including the pro forma effect of the automatic conversion of our preferred stock into shares of our common stock. The weighted average number of shares of common stock outstanding is determined as if the preferred stock was converted on January 1, 2000, except for the senior series E mandatorily redeemable preferred stock sold on April 20, 2000, which is assumed to have converted on March 31, 2000. Pro forma common equivalents, consisting of incremental common stock issuance upon the exercise of stock options and warrants, as well as shares subject to repurchase agreements, are not included in pro forma diluted net loss per share because they would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and

Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in any derivative or hedging activities.

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 101. SAB No. 101 summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, and any resulting change in accounting principles that a registrant would have to report, is effective no later than our fourth fiscal quarter in 2000. We do not expect the application of SAB No. 101 to have a material effect on our financial position or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE

    The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at June 30, 2000 and December 31, 1999 were $732,000 and $401,000, respectively, of unbilled receivables under various professional services contracts.

NOTE 3 - DEBT

    In April 2000, the Company entered into an equipment lease line of credit agreement to purchase up to an aggregate of $5.0 million. In connection with the agreement, the Company issued the lender a warrant to purchase up to $100,000 of the Company's common stock at 90% of the price per share offered in the Company's initial public offering of its common stock.

NOTE 4 - STOCKHOLDERS' EQUITY

    In April 2000, the Company amended its certificate of incorporation to provide for total authorized capital of 138,000,000 shares of common stock and 44,127,000 shares of preferred stock.

PREFERRED STOCK

    In April 2000, the Company issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate gross proceeds of approximately $54.5 million. The senior series E mandatorily redeemable preferred stock converted into 5,332,681 shares of common stock upon the completion of the Company's initial public offering in July 2000 (Note 6). The Company will record a $20.2 million charge for the beneficial conversion feature inherent in this transaction, which will increase net loss to derive net loss attributable to common stockholders. Such adjustment will be recorded in the third quarter of fiscal year 2000.

WARRANTS

    In April 2000, the Company agreed to issue to Ernst & Young L.L.P. ("EY"), on behalf of its consulting division, EY Consulting, four warrants to purchase an aggregate of up to 7,000,000 shares of the Company's common stock at an exercise price of $6.50 per share under the terms of a strategic alliance arrangement. In May 2000, EY completed a sale of substantially all of the business of E&Y Consulting to Cap Gemini, S.A. Upon the completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. ("CGEY"). CGEY may exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company's July 20, 2000 IPO. The second, third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals of CGEY in each of the Company's 2000, 2001 and 2002 fiscal years. The second, third and fourth warrants may be exercised to acquire up to 933,333, 933,333 and 466,667 shares of common stock, respectively. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the agreement subject to a cure period.

    At June 30, 2000, the initial 4,666,667 warrant was issued and outstanding. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $12.00 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of
1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. The fair value of the first warrant was $36.1 million at June 30, 2000. Amortization expense of $1.5 million was recorded as a sales and marketing expense in the quarter ended June 30, 2000.

STOCK-BASED COMPENSATION

    In connection with stock options granted to employees to purchase common stock, the Company recorded deferred charges for stock-based compensation of $13.4 million and $4.6 million for the six months ended June 30, 2000 and 1999, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $9.2 million and $768,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 5 - SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

    The Company's operations have been classified into two operating segments
(i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

    Disaggregated information is as follows (in thousands):

                                          APPLICATION
                                           MANAGEMENT      PROFESSIONAL
                                            SERVICES         SERVICES      UNALLOCATED         TOTAL
                                          -------------    -------------   -------------    ------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
Revenues                                  $   3,917        $  11,756       $   --           $  15,673
Depreciation and amortization             $   1,226        $     108       $   2,442        $   3,776
Segment loss                              $ (10,175)       $    (926)      $ (46,556)       $ (57,657)

FOR THE SIX MONTHS ENDED JUNE 30, 1999
Revenues                                  $      85        $   1,930       $       -        $   2,015
Depreciation and amortization             $     465        $      43       $   1,517        $   2,025
Segment loss                              $  (1,935)       $     (12)      $  (8,580)       $ (10,527)


    The Company does not allocate all assets to its operating segments, nor does it allocate interest revenue or interest expense. In addition, the Company has no foreign operations.

    For the six months ended June 30, 2000, one customer accounted for 10% of total revenues. For the six month period ended June 30, 1999, one customer accounted for 13% of total revenues.

    No single customer accounted for more than 10% of total accounts receivable at June 30, 2000. As of December 31, 1999, one customer represented 35% of total accounts receivable.


NOTE 6 - SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

    In July 2000, the Company completed its initial public offering of 10 million shares of its common stock, for net proceeds to the Company of approximately $129 million, excluding any exercise of the underwriter overallotment option (the "IPO"). Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes included in this report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations and related financial information contained in the Company's Registration Statement on Form S-1/A (File No. 333-35402).

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" HEREIN. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

    We are a leading enterprise application service provider, or ASP, based on our number of customers and customer contracts. We provide to our customers application implementation, integration, management and various upgrade services and related hardware and network infrastructure. We implement, integrate and manage the Corio Intelligent Enterprise, a suite of enterprise software applications from leading vendors. Following the rapid implementation of software applications, usually performed for a fixed fee, our customers pay a predictable monthly service fee based largely on the number of applications used and total users.

RECENT EVENTS

INITIAL PUBLIC OFFERING

    In July 2000, the Company completed its initial public offering of 10 million shares of its common stock, for net proceeds to the Company of approximately $129 million, excluding any exercise of the underwriter overallotment option (the "IPO"). Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    REVENUES

    Total revenues increased to $10.4 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. For the three months ended June 30, 2000, one customer accounted for 11% of total revenues. For the three months ended June 30, 1999, two customers accounted for 20% and 12% of total revenues. Total revenues increased to $15.7 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999. At June 30, 2000, the Company's total number of customers was approximately 70, compared to six at June 30, 1999. For the six months ended June 30, 2000, one customer accounted for 10% of total revenues. For the six months ended June 30, 1999, one customer accounted for 13% of total revenues.

    APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $2.8 million for the three months ended June 30, 2000 and $50,000 for the three months ended June 30, 1999. Revenues from our application management services were $4.0 million for the six months ended June 30, 2000 and $85,000 for the six months ended June 30, 1999. At June 30, 2000, the Company had approximately 120 application management contracts, compared with 10 at June 30, 1999, and, during the same periods, increased the number of application publishers from one to six. At June 30, 2000, the Company had a balance of $1.4 million for deferred application management services revenues primarily from a customer who prepaid a portion of its contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

    PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $7.6 million for the three months ended June 30, 2000 and $1.1 million for the three months ended June 30, 1999. Our professional services and other revenues were $11.8 million for the six months ended June 30, 2000 and $1.9 million for the six months ended June 30, 1999. The increase in professional services revenues from 1999 to 2000 was primarily due to the increased number of customers and customer contracts. At June 30, 2000, we had a balance of $1.7 million for deferred professional services revenues resulting from customer payments that we required in advance of commencing our professional services work.

    COSTS AND EXPENSES

    APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses were $8.2 million for the three months ended June 30, 2000 and $1.2 million for the three months ended June 30, 1999. Application management services expenses were $14.1 million for the six months ended June 30, 2000 and $2.0 million for the six months ended June 30, 1999. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

    PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $7.2 million for the three months ended June 30, 2000 and $1.0 million for the three months ended June 30, 1999. Professional services and other expenses were $12.7 million for the six months ended June 30, 2000 and $1.9 million for the six months ended June 30, 1999. The largest component of the increase was attributable to the growth in personnel costs. Other significant components of the increase included costs for subcontractors to perform services under professional services engagements and for facilities related expenses.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $3.0 million for the three months ended June 30, 2000 and $429,000 for the three months ended June 30, 1999. Research and development expenses as a percentage of total revenues were 29% for the three months ended June 30, 2000 and 37% for the three months ended June 30, 1999. Research and development expenses were $5.3 million for the six months ended June 30, 2000 and $696,000 for the six months ended June 30, 1999. Research and development expenses as a percentage of total revenues were 34% for the six months ended June 30, 2000 and 35% for the six months ended June 30, 1999. The largest component of the increase was attributable to the growth in personnel costs and facilities expense.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $10.8 million for the three months ended June 30, 2000 and $1.3 million for the three months ended June 30, 1999. Sales and marketing expenses as a percentage of total revenues were 104% for the three months ended June 30, 2000 and 108% for the three months ended June 30, 1999. Sales and marketing expenses were $20.4 million for the six months ended June 30, 2000 and $1.9 million for the six months ended June 30, 1999. Sales and marketing expenses as a percentage of total revenues were 130% for the six months ended June 30, 2000 and 92% for the six months ended June 30, 1999. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included spending on new customer lead generation activities, advertising and tradeshows, and on market research and collateral items. Sales and marketing expenses also include amortization of costs associated with warrants issued to a software vendor and Cap Gemini Ernst & Young of $1.8 million and $2.3 million for the three and six months ended June 30, 2000, respectively. There were no similar amortization costs during the comparable periods in 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.0 million for the three months ended June 30, 2000 and $2.2 million for the three months ended June 30, 1999. General and administrative expenses as a percentage of total revenues were 58% for the three months ended June 30, 2000 and 187% for the three months ended June 30, 1999. General and administrative expenses were $10.8 million for the six months ended June 30, 2000 and $3.9 million for the six months ended June 30, 1999. General and administrative expenses as a percentage of total revenues were 69% for the six months ended June 30, 2000 and 196% for the six months ended June 30, 1999. The largest component of the increase was attributable to the growth in personnel costs, professional services and facility related costs.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was $4.0 million for the three months ended June 30, 2000 and $624,000 for the three months ended June 30, 1999. Amortization of deferred stock-based compensation was $9.2 million for the six months ended June 30, 2000 and $768,000 for the six months ended June 30, 1999. The increase in amortization resulted from amortization of deferred stock-based compensation related to stock options granted through June 30, 2000. For the three months ended June 30, 2000, we recorded deferred stock-based compensation of $4.2 million compared to $1.7 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, we recorded deferred stock-based compensation of $13.9 million compared to $4.6 million for the six months ended June 30, 1999.

    INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income was $267,000 for the three months ended June 30, 2000 and net interest and other expense was $(133,000) for the three months ended June 30, 1999. Net interest and other income was $314,000 for the six months ended June 30, 2000 and net interest and other expense was $(230,000) for the six months ended June 30, 1999. The increase in net interest income was due primarily to higher average cash and investment balances at June 30, 2000.

    INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the three and six months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, we had cash and cash equivalents of $46.3 million, an increase of $9.2 million from December 31, 1999. The increase was primarily a result of cash generated by financing activities, mainly from the $54.5 million proceeds from our issuance of senior series E mandatorily redeemable preferred stock offset primarily by cash used in operating activities.

    Net cash used in operating activities was $28.9 million and $1.7 million for the six months ended June 30, 2000 and 1999, respectively. For those periods, net cash used in operating activities was primarily used to fund ongoing operations including increases in accounts receivable offset by increases in accounts payable and accrued liabilities.

    Net cash used in investing activities was $16.3 million for the six months ended June 30, 2000. Investing activities consisted primarily of purchases of computer equipment of $7.2 million, furniture and fixtures of $3.0 million and leasehold improvements of $1.6 million for the completion of our new headquarters facility in San Carlos, California. In addition, we purchased $470,000 in computer software and capitalized $475,000 in payroll and payroll related costs for employees directly associated with computer software developed for internal use. In addition, net cash used in investing activities consisted of an increase in other assets of $3.1 million. Net cash used in investing activities was $9.8 million for the six months ended June 30, 1999. Investing activities consisted primarily of purchases of computer software and equipment of $10.0 million. Cash used in investing activities was offset by a decrease in other assets.

    Net cash provided by financing activities was $54.5 million and $23.9 million for the six months ended June 30, 2000 and 1999, respectively. Financing activities consisted primarily of the proceeds from the issuance of preferred stock, loans and exercise of stock options offset by repayments of loans and capital leases. In 2000, we raised $54.5 million in gross proceeds through the private sale of our senior series E mandatorily redeemable preferred stock, and in 1999, we raised $21.0 million in proceeds through the private sale of our series B preferred stock.

    In April 2000, we issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate gross proceeds of $54.5 million. The senior series E mandatorily redeemable preferred stock converted to 5,332,681 shares of common stock upon the completion of our initial public offering ("IPO") in July 2000. We will record a $20.2 million charge for the beneficial conversion feature inherent in this transaction which will increase net loss to derive net loss attributable to common stockholders. Such adjustment will be recorded in the third quarter of fiscal year 2000. Also in April 2000, we entered into an equipment lease line of credit agreement to purchase up to an aggregate of $5.0 million. In connection with the equipment lease line agreement, we issued the lender a warrant to purchase up to $100,000 of our common stock at 90% of the price per share of the common stock offered in our IPO.

    We have executed a ten-year build-to-suit lease for a facility in San Carlos, California that will require minimum payments of $2.2 million in 2000 and $3.5 million in 2001. Total minimum payments under the lease term are $37.9 million.

    In July 2000, the Company completed its initial public offering of 10 million shares of its common stock for net proceeds to the Company of approximately $129 million, excluding any exercise of the underwriter overallotment option (the "IPO"). Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

    As we execute our strategy, we expect significant increases in our operating expenses, especially in application management services, professional services, sales and marketing and research and development. We expect that our current cash balances and existing debt arrangements, together with the proceeds from the IPO, will be sufficient to meet our cash requirements for the next 12 months. We expect that we will need or desire to raise additional funds in order to support more rapid expansion, develop new or enhanced services or technologies, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. We cannot be sure that additional funding, if needed, will be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs. If we succeed in raising additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities could also impose restrictions on our operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND, BECAUSE FOR THE FORESEEABLE FUTURE WE EXPECT TO INCREASE OUR INVESTMENT IN OUR BUSINESS FASTER THAN WE ANTICIPATE GROWTH IN OUR REVENUES, WE EXPECT THAT WE WILL CONTINUE TO INCUR SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW AND MAY NEVER BE PROFITABLE.

   We have spent significant funds to date to develop and refine our current services, to create an operations organization, consisting of application management and customer support services personnel, to build a professional services organization and to develop our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of June 30, 2000, we had an accumulated deficit of $8.3 million.

   We expect to continue to invest significantly in our operations organization and in research and development to enhance current services and expand our service offerings. We also plan to continue to grow our professional services organization and sales force and to spend significant funds to promote our company and our services. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology and the costs of customer acquisition, and to increase our number of users and revenues per customer. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.

WE EXPECT TO INCUR SUBSTANTIAL ACCOUNTING CHARGES AS A RESULT OF WARRANTS HELD BY CAP GEMINI ERNST & YOUNG WHICH WILL LIKELY RESULT IN SIGNIFICANT OPERATING LOSSES OVER THE NEXT SEVERAL YEARS.

   Even if we are able to generate revenues that exceed our operating costs, we expect to incur substantial accounting charges over the next seven years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds four warrants to purchase up to approximately 4.7 million shares of our common stock at an exercise price of $6.50 per share upon consummation of this offering and up to 2.3 million shares based on specific performance metrics achieved by CGEY over the next three years. These warrants and other expenses related to our strategic alliance with CGEY are likely to result in substantial expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, the charges associated with these warrants are being measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in non-cash accounting charges amounting to hundreds of millions of dollars.

OUR LIMITED HISTORY OF OFFERING ASP SERVICES TO CUSTOMERS AND THE FACT THAT WE OPERATE IN A NEW INDUSTRY FOR APPLICATION SERVICES EXPOSE US TO RISKS THAT AFFECT OUR ABILITY TO EXECUTE OUR BUSINESS MODEL.

   We have offered our services for a relatively short period of time, and our industry is new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. We have a limited number of customers, have implemented our services a limited number of times and only a portion of our customers are operating on our system. Because our business model is new, it continues to evolve. In the future, we may revise our pricing model for different services, and our cost model for our license of third-party software applications and other third-party services may also evolve. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

   -  acquire new customers;

   -  reduce costs associated with the delivery of services to our customers;

   - expand and maintain our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

   - acquire or license third-party software applications at a reasonable cost or at a cost structure beneficial to us;

   - complete successful implementations of our software applications in a manner that is repeatable and scalable;

   - integrate successfully software applications we manage with each other and with our customers' existing systems;

   -  continue to offer new services that complement our existing offerings;

   -  increase awareness of our brand; and

   -  maintain our current, and develop new, strategic relationships.

   We cannot assure you that we will successfully address these risks or difficulties. If we fail to address any of these risks or difficulties adequately, we will likely be unable to execute our business model.

BECAUSE WE PLAN TO EXPEND SIGNIFICANT SUMS TO GROW OUR BUSINESS, WE MAY BE UNABLE TO ADJUST SPENDING TO OFFSET ANY FUTURE REVENUE SHORTFALL, WHICH COULD CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO FALL.

   In order to promote future growth, we expect to continue to expend significant sums in all areas of our business, particularly in our operations, professional services, research and development and sales and marketing organizations. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As our quarterly results fluctuate, they may fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO THE NATURE OF OUR ASP BUSINESS AND OTHER FACTORS AFFECTING OUR REVENUES AND COSTS, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

   Our financial results will also vary over time as our ASP business matures. For each individual customer, in the early months of our engagement we typically recognize professional services revenues associated with implementation of our applications. We then recognize monthly fees from the customer, consisting of application management services revenues, over the balance of the contractual relationship. As a result, for each customer we have a high proportion of up front professional services revenues associated with implementation. Since we have only offered ASP services since September 1998 and our customer base has grown rapidly, professional services revenues associated with implementation have been relatively high compared to monthly fees. We expect that our financial results will continue to vary over time as monthly fees increase as a proportion of total revenue. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

   Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

   - the timing of obtaining, implementing and establishing connectivity with individual customers;

   -  the loss of or change in our relationship with important customers;

   - the timing and magnitude of expanding our operations and of other capital expenditures;

   - costs, including license fees, relating to the software applications we use;

   -  changes in our pricing policies or those of our competitors;

   - potential changes in the accounting standards associated with accounting for stock or warrant issuances and for revenue recognition; and

   - accounting charges associated with the warrants held by CGEY and a software vendor, as well as potential accounting charges we may incur in the future relating to stock or warrant issuances to future strategic partners.

OUR FINANCIAL RESULTS COULD VARY OVER TIME AS OUR BUSINESS MODEL EVOLVES, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

   Our financial results could vary over time as our business and financial model evolves. For example, we have historically included a broad range of customer support in our fixed monthly fees, but may decide to bill customers for support services in excess of specified limits. As another example, we may determine to unbundle from our fixed monthly fee the cost of software licenses and to require our customers to obtain licenses to applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

   In this regard, we are currently negotiating with two of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current pricing arrangements with some of our third-party software providers to, for example, pay more to the provider up-front in return for a pricing structure that we believe is more beneficial to us overall. Any such new pricing structures may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

WE DEPEND ON SOFTWARE VENDORS TO SUPPLY US WITH THE SOFTWARE NECESSARY TO PROVIDE OUR SERVICES, AND THE LOSS OF ACCESS TO THIS SOFTWARE OR ANY DECLINE OR OBSOLESCENCE IN ITS FUNCTIONALITY COULD CAUSE OUR CUSTOMERS' BUSINESSES TO SUFFER, WHICH, IN TURN, COULD HARM OUR REVENUES AND INCREASE OUR COSTS.

   We offer our customers software applications from third parties, such as BroadVision, Commerce One, PeopleSoft, SAP and Siebel Systems, that we in turn incorporate into the services we provide to customers. Our agreements with third-party software vendors are non-exclusive, are for limited terms ranging from two to five years and typically permit termination in the event of our breach of the agreements. If we lose the right to use the software that we license from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers' businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

OUR LICENSES FOR THE THIRD-PARTY SOFTWARE WE USE TO DELIVER OUR SERVICES CONTAIN LIMITS ON OUR ABILITY TO USE THEM THAT COULD IMPAIR OUR GROWTH AND OPERATING RESULTS.

   The licenses we have for the third-party software we use to deliver our services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, some of our licenses restrict us from selling our services to customers with annual revenues greater than various levels between $250 million and $1 billion, and several of our licenses restrict our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. For example, our contract with BroadVision restricts our ability to sell our BroadVision offerings to specified banking institutions. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

POOR PERFORMANCE OF THE SOFTWARE WE DELIVER TO OUR CUSTOMERS OR DISRUPTIONS IN OUR BUSINESS-CRITICAL SERVICES COULD HARM OUR REPUTATION, DELAY MARKET ACCEPTANCE OF OUR SERVICES AND SUBJECT US TO LIABILITIES.

   Our customers depend on our hosted software applications for their critical systems and business functions, including enterprise resource planning, customer relationship management, e-commerce and business intelligence. Our customers' businesses could be seriously harmed if the applications we provide to them work improperly or fail, even if only temporarily. Accordingly, if the software that we license from our vendors or our implementation of such software performs poorly, experiences errors or defects or is otherwise unreliable, our customers would likely be extremely dissatisfied, which could cause our reputation to suffer, force us to divert research and development and management resources, cause a loss of revenues or hinder market acceptance of our services. It is also possible that any customer disruptions resulting from failures in our applications could force us to refund all or a portion of the fees customers have paid for our services or result in other significant liabilities to our customers.

WE MAY FAIL TO IMPLEMENT, HOST OR MANAGE ENTERPRISE SOFTWARE APPLICATIONS SUCCESSFULLY DUE TO THE COMPLICATED NATURE OF THE SERVICES WE PROVIDE AND OUR LIMITED EXPERIENCE IN PROVIDING THESE SERVICES, WHICH WOULD HARM OUR REPUTATION AND SALES.

   Implementations of integrated enterprise software applications can be complicated and we have limited experience to date completing implementations of integrated software applications for our customers. We cannot assure you that we will develop the requisite expertise or that we can convince customers that we have the expertise required to implement, host or manage these applications. In addition, because PeopleSoft software applications were our first application offerings, our customers to date have primarily implemented our PeopleSoft application offerings. We have limited experience installing many of the applications we offer, particularly some of the applications we have recently begun to offer. Our reputation will be harmed and sales of our services would decline significantly if we are not able to complete successfully repeated implementations of our enterprise software applications, including those applications with which we have limited or no implementation, hosting or management experience to date.

WE HAVE ONLY IMPLEMENTED OUR ORION TECHNOLOGY PLATFORM FOR A SMALL NUMBER OF CUSTOMERS, AND IT MAY NOT ACHIEVE MARKET ACCEPTANCE, PROVIDE THE PERFORMANCE WE ANTICIPATE OR GENERATE SIGNIFICANT REVENUE FOR US.

   We have only implemented Orion, our technology platform, for a small number of customers and it may not be an effective means to integrate applications. In addition, we are investing resources to continue to develop and improve this platform. We cannot assure you that our Orion platform will achieve market acceptance or will work in the manner we expect or that we will be able to achieve a return on our investment.

IF OUR STRATEGIC ALLIANCE WITH CAP GEMINI ERNST & YOUNG DOES NOT GENERATE THE BENEFITS WE EXPECT, WE MAY NOT BE ABLE TO GROW OUR BUSINESS AS EFFECTIVELY AS WE ANTICIPATE AND MAY HAVE DIFFICULTY PROVIDING SYSTEMS INTEGRATION SERVICES TO OUR CUSTOMERS.

   Our agreement with Cap Gemini Ernst & Young U.S. LLC, or CGEY, provides for exclusive client referrals from CGEY for emerging high-growth and middle-market clients in the Americas. These limitations on exclusivity may limit our ability to benefit from the marketing alliance. This strategic alliance will not be considered a success if it does not generate a large number of customers for us and does not grow our business. Moreover, this alliance may adversely affect our ability to generate new customers through relationships with other systems integration and consulting firms. Finally, it is possible that we may become dependent on CGEY for implementation of our services and, if our relationship with CGEY terminates, we may not be able to find systems integrators to replace the services CGEY is expected to provide us.

OUR RELATIONSHIP WITH CGEY MAY CHANGE IN A MANNER ADVERSE TO OUR BUSINESS THROUGH CIRCUMSTANCES BEYOND OUR CONTROL.

   In April 2000, we entered into a strategic alliance with Ernst & Young on behalf of its consulting division, E&Y Consulting. In May 2000, Ernst & Young completed a sale of substantially all of E&Y Consulting to Cap Gemini. At the time of completion of this sale, E&Y Consulting assigned to Cap Gemini all of its rights and obligations pursuant to its strategic alliance with us. We cannot assure you that CGEY, the combined company, will consider the relationship with us as strategic as E&Y Consulting did, or that the incentives we negotiated with E&Y Consulting will be appropriate for CGEY. Accordingly, it is possible that CGEY will fail to devote substantial resources towards generating referrals to us and engaging in joint marketing and sales activities. If CGEY fails to do so, we may be forced to terminate our agreement and cancel some of the warrants held by CGEY. Under these scenarios, we would again fail to realize the benefits we expect from this alliance. Additionally, as the personal relationships between the professional staff at E&Y Consulting and the auditing group of Ernst & Young LLP change over time as a result of E&Y Consulting's acquisition by Cap Gemini, we may lose some benefit from referrals from Ernst & Young LLP. As a result of all of the foregoing, E&Y Consulting's acquisition by Cap Gemini could result in our relationship with CGEY providing fewer benefits to us that we initially anticipated, and the benefits as a whole may not be substantial.

ANY INABILITY TO EXPAND SUFFICIENTLY OUR ENTERPRISE SOFTWARE IMPLEMENTATION AND SYSTEMS CONSULTING CAPABILITIES COULD HARM OUR ABILITY TO SERVICE OUR CUSTOMERS EFFECTIVELY AND COULD HINDER OUR GROWTH.

   A failure to maintain and expand relationships with third-party systems integrators that we use to implement our services could harm our ability to service our customers effectively. Because of our relationship with CGEY, we may have difficulty retaining the services of other systems integrators, which we may need if our alliance with CGEY terminates or if CGEY performs services in a manner below our customers' expectations. In addition, if sales increase rapidly or if we were to agree to undertake client relationships requiring particularly large or complex implementations, our internal professional services personnel may be unable to meet the demand for implementation services. In that case, if we are unable to retain or hire highly-trained third-party systems integrators and consultants to implement our services, we would be unable to meet customer demands for our implementation and consulting services, which could hinder our ability to grow our business. In addition, we typically contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.

INCREASED DEMAND FOR CUSTOMIZATION OF OUR SERVICES BEYOND WHAT WE CURRENTLY PROVIDE OR ANTICIPATE COULD REDUCE THE SCALABILITY AND PROFITABILITY OF OUR BUSINESS.

   Companies may prefer more customized applications and services than our business model contemplates. Most of our customers have required some level of customization of our services, and our customers may continue to require customization in the future, perhaps to a greater extent than we currently provide or anticipate. If we do not offer the desired customization, there may be less demand for our services. Conversely, providing customization of our services increases our costs and reduces our flexibility to provide similar services to many customers. Accordingly, increased demand for customization of our services could reduce the scalability and profitability of our business and increase risks associated with completing software upgrades.

CONTINUED RAPID GROWTH WOULD STRAIN OUR OPERATIONS AND WOULD REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE AND EXPAND OUR PERSONNEL.

   We have rapidly expanded our operations since our current business started in September 1998. The number of our employees increased from 58 at December 31, 1998, to 108 at June 30, 1999, to 279 at December 31, 1999 and to 542 at June 30, 2000. We expect our business to continue to grow in terms of headcount, geographic scope, number of customers and the number of services we offer. We cannot be sure that we will successfully manage our growth. In order to manage our growth successfully, we must:

   -  improve our management, financial and information systems and controls;

   -  maintain a high level of customer service and support;

   - expand our implementation and consulting resources internally and with third-parties; and

   -  expand, train, manage and integrate our employee base effectively.

   There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for our services, manage our sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand our service offerings and employee base commensurate with the demand for our services could cause our revenues to decline.

WE WILL NEED TO PERFORM SOFTWARE UPGRADES FOR OUR CUSTOMERS, AND ANY INABILITY TO SUCCESSFULLY PERFORM THESE UPGRADES COULD CAUSE INTERRUPTIONS OR ERRORS IN OUR CUSTOMERS' SOFTWARE APPLICATIONS, WHICH COULD INCREASE OUR COSTS AND DELAY MARKET ACCEPTANCE OF OUR SERVICES.

   Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for our customers. For example, PeopleSoft, from whom we license a substantial amount of software applications, has scheduled a new release of its software in September 2000. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers, and we have not performed a software upgrade to date. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, if we evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

SECURITY RISKS AND CONCERNS MAY DECREASE THE DEMAND FOR OUR SERVICES, AND SECURITY BREACHES WITH RESPECT TO OUR SYSTEMS MAY DISRUPT OUR SERVICES OR MAKE THEM INACCESSIBLE TO OUR CUSTOMERS.

   Our services involve the storage and transmission of business-critical, proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Anyone who circumvents our security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer "hackers" could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business and reputation would be harmed if we do not prevent them.

IF WE ARE UNABLE TO ADAPT OUR SERVICES TO RAPIDLY CHANGING TECHNOLOGY, OUR REPUTATION AND OUR ABILITY TO GROW OUR REVENUES COULD BE HARMED.

   The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. We cannot assure you that we will be able to enhance existing or develop new services that meet changing customer needs in a timely and cost-effective manner. For example, as software application architecture changes, the software for which we have licenses could become out of date or obsolete and we may be forced to upgrade or replace our technology. For example, this is of particular concern with regard to our enterprise resource planning, or ERP, software, including PeopleSoft and SAP. The architecture of the software we currently use for ERP applications is not designed to be hosted. We believe that future software will be written to be hosted. Our existing software application providers may face competition from new vendors who have written hostable software. It may be difficult for us to acquire hostable ERP software from these new vendors and for our software application providers to develop this software quickly or successfully. In either event, the services we offer would likely become less attractive to our customers, which could cause us to lose revenue and market share. Performing upgrades may also require substantial time and expense and even then we cannot be sure that we will succeed in adapting our business to these technological developments. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

THE EMERGING HIGH-GROWTH AND MIDDLE-MARKET COMPANIES THAT CURRENTLY COMPRISE OUR CUSTOMER BASE MAY BE VOLATILE, WHICH COULD RESULT IN GREATER THAN EXPECTED CUSTOMER LOSS OR AN INABILITY TO COLLECT FEES IN A TIMELY MANNER OR AT ALL.

   Our current customer base consists of emerging high-growth and middle-market companies and is comprised primarily of e-commerce and "dot-com" companies. These companies may be more likely to be acquired, experience financial difficulties or cease operations than other companies. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. As a result, our client base will likely be more volatile than that of competitors whose customers consist of more mature and established companies. If we experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed.

OUR APPLICATION MANAGEMENT AGREEMENTS ARE TYPICALLY LONG-TERM, FIXED-PRICE CONTRACTS, WHICH MAY HINDER OUR ABILITY TO BECOME PROFITABLE.

   We enter into agreements with our customers to provide application management services for long periods, typically three to five years. Most of these agreements are in the form of fixed-price contracts that do not provide for price adjustments to reflect any cost overruns associated with providing our services, such as potential increases in the costs of software applications we license from third parties, the costs of upgrades or inflation. Furthermore, we may be required to bundle implementation and application management services for some of our customers for competitive reasons. As a result, unless we are able to provide our services in a more cost-effective manner than we do today and unless the number of users at individual customers increases to provide us higher revenue levels per customer, we may never achieve profitability for a particular customer. In addition, customers may not be able to pay us or may cancel our services before becoming profitable for us.

OUR LONG-TERM, FIXED-PRICE APPLICATION MANAGEMENT CONTRACTS MAY HINDER OUR ABILITY TO EVOLVE OUR BUSINESS AND TO ULTIMATELY BECOME PROFITABLE.

   Our business is new and, accordingly, our business and financial models may evolve as the understanding of our business evolves. We may be unable to adjust our pricing or cost structure with respect to our current customers in response to changes we make in our business or financial model due to the long-term, fixed price nature of the application management agreements we have with our customers. This potential inflexibility may result in our inability to become profitable as rapidly as we would like or at all.

IF WE DO NOT MEET THE SERVICE LEVELS PROVIDED FOR IN OUR CONTRACTS WITH CUSTOMERS, WE MAY BE REQUIRED TO GIVE OUR CUSTOMERS CREDIT FOR FREE SERVICE, AND OUR CUSTOMERS MAY BE ENTITLED TO CANCEL THEIR SERVICE CONTRACTS, WHICH COULD ADVERSELY AFFECT OUR REPUTATION AND HINDER OUR ABILITY TO GROW OUR REVENUES.

   Our application management services contracts contain service level guarantees that obligate us to provide our applications at a guaranteed level of performance. If we fail to meet those service levels, we may be contractually obligated to provide our customers credit for free service. If we were to continue to fail to meet these service levels, our customers would then have the right to cancel their contracts with us. These credits or cancellations could harm our reputation and hinder our ability to grow our revenues.

IF WE CANNOT OBTAIN ADDITIONAL SOFTWARE APPLICATIONS THAT MEET THE EVOLVING BUSINESS NEEDS OF OUR CUSTOMERS, THE MARKET FOR OUR SERVICES WILL NOT GROW AND MAY DECLINE, AND SALES OF OUR SERVICES WILL SUFFER.

   Part of our strategy is to expand our services by offering our customers additional software applications that address their evolving business needs. We cannot be sure, however, that we will be able to license these applications at a commercially viable cost or at all or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis and, as a result, cannot expand the range of our service offerings, the market for our services will not grow and may decline, and sales of our services will suffer.

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUES, MAINTAIN OUR MARGINS OR GROW OUR MARKET SHARE.

   The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We currently have no patented technology that would bar competitors from our market.

   Our current and potential competitors primarily include:

   - application service providers and business process outsourcers, such as Applicast, AristaSoft, Breakaway Solutions, Interliant, NaviSite, Qwest Cyber.Solutions, ReSourcePhoenix.com and USinternetworking;

   - systems integrators, such as Andersen Consulting, Electronic Data Systems and PricewaterhouseCoopers;

   - Internet service providers and web hosting providers, such as Concentric Network, DIGEX, Exodus Communications, Frontier Corporation, Genuity, Worldcom and PSINet;

   - software vendors, such as J.D. Edwards, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems;

   - major technology providers, such as Cisco Systems, IBM, Intel and Nortel Networks;

   -  Internet portals, such as AOL, Excite@Home and Yahoo; and

   -  telecommunications companies.

   Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

   - develop and expand their network infrastructures and service offerings more quickly;

   -  adapt to new or emerging technologies and changing customer needs faster;

   -  take advantage of acquisitions and other opportunities more readily;

   - negotiate more favorable licensing agreements with software application vendors;

   -  devote greater resources to the marketing and sale of their products; and

   -  address customers' service-related issues more effectively.

   Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their application service charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors.

   Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements may increase our competitors' ability to address customer needs with their product and service offerings. We believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

WE MAY BE UNABLE TO DELIVER EFFECTIVELY OUR SERVICES IF OUR DATA CENTER MANAGEMENT SERVICES PROVIDERS, COMPUTER HARDWARE SUPPLIERS OR SOFTWARE PROVIDERS DO NOT PROVIDE US WITH KEY COMPONENTS OF OUR TECHNOLOGY INFRASTRUCTURE IN A TIMELY, CONSISTENT AND COST-EFFECTIVE MANNER.

   We depend on third-parties, such as Concentric Network, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs as our business grows. We depend on suppliers such as Sun Microsystems for our computer hardware and Active Software and Netegrity for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components.

SYSTEM FAILURES CAUSED BY US OR FACTORS OUTSIDE OF OUR CONTROL COULD CAUSE US TO LOSE OUR CUSTOMERS AND SUBJECT US TO LIABILITY.

   Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we host our customers' applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use two data centers to house our hardware and to provide network services, but each of our customers is serviced at a single site. While our data center and network providers maintain back-up systems, a natural disaster or similar disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Each of our data center providers, as well as our corporate headquarters, is located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures and similar events.

IF WE ARE UNABLE TO RETAIN OUR EXECUTIVE OFFICERS AND KEY PERSONNEL, OR TO INTEGRATE NEW MEMBERS OF OUR SENIOR MANAGEMENT THAT ARE CRITICAL TO OUR BUSINESS, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

   Our future success depends upon the continued service of our executive officers and other key personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

   In addition, most of the members of our senior management joined us in the second half of 1999 and the beginning of 2000, including our Chief Executive Officer and Chief Financial Officer. If our senior management is unable to successfully become integrated and work together, our ability to manage our business could be seriously harmed.

IF WE ARE UNABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING, TECHNICAL AND OPERATIONS PERSONNEL, WE MAY BE UNABLE TO GROW OUR BUSINESS OR TO SERVICE OUR CUSTOMERS EFFECTIVELY.

   We need to expand substantially our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We will also need to increase our technical staff in order to service customers and perform research and development. Competition for qualified sales, marketing, technical and operations personnel is intense as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively.

ANY FUTURE ACQUISITIONS OF BUSINESSES, TECHNOLOGIES OR SERVICES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS.

   We expect significant consolidation in our industry to occur. We may acquire or make investments in complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.

ANY INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD REDUCE OUR COMPETITIVE ADVANTAGE, DIVERT MANAGEMENT ATTENTION, REQUIRE ADDITIONAL INTELLECTUAL PROPERTY TO BE DEVELOPED OR CAUSE US TO INCUR EXPENSES TO ENFORCE OUR RIGHTS.

   We cannot assure you that we will be able to protect or maintain our intellectual property from infringement or misappropriation from others. In particular, our business would be harmed if we were unable to protect our Orion technology platform, our trademarks or our other software and confidential and proprietary information. Agreements on which we rely to protect our intellectual property rights and the trade secret, copyright and other laws on which we rely may only afford limited protection to these rights. In addition, we currently have no patents and no patent applications pending, which limits significantly our ability to protect our proprietary rights in the event they are infringed. Any infringement or misappropriation of our intellectual property could reduce our competitive advantage, divert management attention, require us to develop technology and cause us to incur expenses to enforce our rights.

ANY INFRINGEMENT CLAIMS INVOLVING OUR TECHNOLOGY OR THE APPLICATIONS WE OFFER COULD COST A SIGNIFICANT AMOUNT OF MONEY AND COULD DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR BUSINESS.

   As the number of software applications used by our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications we offer infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management's attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against them, we would be forced to license different software applications to our customers that may not meet our customers' needs. This could result in a loss of customers and a decline in our revenues.

                          RISKS RELATED TO OUR INDUSTRY

WE CANNOT ASSURE YOU THAT THE ASP MARKET WILL BECOME VIABLE OR GROW AT A RATE THAT WILL ALLOW US TO ACHIEVE PROFITABILITY.

   Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet could also limit the growth of Internet-based business software solutions.

INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR, OR IMPOSE SALES AND OTHER TAXES ON THE SALE OF, OUR SERVICES, WHICH COULD CAUSE OUR REVENUES TO DECLINE OR INCREASE OUR EXPENSES.

   We offer our suite of software applications over networks, which subjects us to government regulation concerning Internet usage and electronic commerce. We expect that state, federal and foreign agencies will adopt and modify regulations covering issues such as user and data privacy, pricing, taxation of goods and services provided over the Internet, the use and export of cryptographic technology and content and quality of products and services. It is possible that legislation could expose us and other companies involved in electronic commerce to liability or require permits or other authorizations, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for or make it more difficult to offer our services.

   The taxation of commerce activities in connection with the Internet has not been established, may change in the future and may vary from jurisdiction to jurisdiction. One or more states or countries may seek to impose sales or other taxes on companies that engage in or facilitate electronic commerce. A number of proposals have been made at the local, state, national and international levels that would impose additional taxes on the sale of products and services over the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could subject us to taxation relating to our use of the Internet as a means of delivering our services. Moreover, if any state or country were to assert successfully that we should collect sales or other taxes on the exchange of products and services over the Internet, our customers may refuse to continue using our services, which could cause our revenues to decline significantly.

AS WE EXPAND OUR BUSINESS OUTSIDE THE UNITED STATES WE WILL BE SUBJECT TO UNFAVORABLE INTERNATIONAL CONDITIONS AND REGULATIONS THAT COULD CAUSE OUR INTERNATIONAL BUSINESS TO FAIL.

   We plan to expand our business outside of the United States in the foreseeable future and are presently exploring expansion opportunities in the European Union, Japan and Korea. Conducting our business in these international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. The United States and the European Union have not yet resolved this matter and they may not ever do so in a manner favorable to our customers or us.

CHANGES IN ACCOUNTING STANDARDS COULD ADVERSELY AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS.

   The ASP industry is new, and we anticipate the ASP business model is likely to evolve over time. As a result, the application of accounting standards to the ASP industry is also likely to change. Changes in the application of accounting standards could force us to defer revenue recognition over a longer period of time than is our current practice, result in large write-offs or cause us to modify our customer contracts. For example, the Securities and Exchange Commission has recently requested that the Emerging Issues Task Force of the Financial Accounting Standards Board address issues of accounting for multiple-element revenue arrangements. We currently recognize revenue for professional services as the services are performed. If accounting standards were modified to require deferral of professional services revenue and recognition of that revenue over the life of the application management services contract, our reported revenues would be substantially reduced. These changes could adversely affect our operating results or require us to restate our financial statements.

MARKET PRICES OF INTERNET AND TECHNOLOGY COMPANIES HAVE BEEN HIGHLY VOLATILE, AND THE MARKET FOR OUR STOCK MAY BE VOLATILE AS WELL.

   The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. Many technology companies have experienced exceptional share price and trading volume changes in the first weeks after their initial public offering. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources.

THE LARGE NUMBER OF OUR SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

   The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. After completion of our initial public offering, based upon shares outstanding as of June 30, 2000, we will have 47,955,171 shares of our common stock, which number excludes exercise of options outstanding as of June 30, 2000. All of the shares sold in our initial public offering may be resold in the public market immediately. Another 23,859,572 shares are subject to lock-up agreements and will become available for resale in the public market beginning 180 days after the date of this prospectus. In specified circumstances, the 180 day restriction will terminate as to 15% of the shares subject to the restriction after 90 days and 20% of such shares after 120 days. As restrictions on resale end, our stock price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

MANY SIGNIFICANT CORPORATE ACTIONS ARE CONTROLLED BY OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES REGARDLESS OF THE OPPOSITION OF OTHER INVESTORS OR THE DESIRE OF OTHER INVESTORS TO PURSUE AN ALTERNATIVE CAUSE OF ACTION.

   Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 53.6% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchase shares in this offering.

DELAWARE LAW AND OUR CHARTER, BYLAWS AND CONTRACTS PROVIDE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF US, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

   Provisions of our certificate of incorporation, bylaws and contracts and of Delaware law could delay, defer or prevent an acquisition or change of control of us, even if an acquisition would be beneficial to our stockholders, and this could adversely affect the price of our common stock.

   - Our bylaws limit the ability of our stockholders to call a special meeting and do not permit stockholders to act by written consent.

   - We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

   - Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control.

   - Our certificate of incorporation permits our board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the common stock.

   - Additional provisions of our certificate of incorporation that may serve to delay or prevent an acquisition include a staggered board, advance notice procedures for stockholders to nominate candidates for election as directors, authorization of our board to alter the number of directors without stockholder approval and lack of cumulative voting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop and market our services primarily in the United States. As we expand our operations outside of the United States, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because all of our services are currently denominated in U.S. dollars, a strengthening of the dollar could make our services less competitive in international markets.

    We have an investment portfolio of money market funds. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2000. Our interest expense is not sensitive to changes in the general level of U.S. interest rates because all of our debt arrangements are based on fixed interest rates.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

    (c) With the closing of the initial public offering, all outstanding shares of Company's preferred stock automatically converted into 35,297,476 shares of common stock. The issuance of common stock upon automatic conversion of the Company's previously outstanding preferred stock upon consummation of the initial public offer was made in reliance on Section 3 (a) (9) of the Securities Act.

    (d) On July 20, 2000, the Company affected an initial public offering (the "IPO"), of 10,000,000 shares of its Common Stock at $14.00 per share, pursuant to a registration statement (No. 333-35402) declared effective by the Securities and Exchange Commission on July 20, 2000. The managing underwriters for the IPO were Goldman, Sachs & Co., Merrill Lynch & Co., Robertson Stephens and Epoch Partners. Aggregate proceeds from the Initial Offering were $140,000,000.

    The Company incurred the following expenses in connection with the IPO: underwriters' discounts and commissions of $9,800,000 and approximately $1,000,000 in other expenses, for a total expense of $10,800,000. No payments constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

    After deducting expenses of the IPO, the net offering proceeds to the Company were $129,200,000. As of July 26, 2000, all net offering proceeds from the IPO were invested in short-term financial instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended June 30, 2000.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated:  August 14, 2000

                                        CORIO, INC.
                                        (Registrant)


                                        By /s/ GEORGE KADIFA
                                          --------------------------------------
                                           George Kadifa
                                           President and Chief Executive Officer


                                        By /s/ ERIC J. KELLER
                                          --------------------------------------
                                          Eric J. Keller
                                          Executive Vice President, Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #      Description
---------      -----------
   27.1        Financial Data Schedule