Form 10-Q
period 2000-09-30
CORIO INC
filed 2000-11-13
CIK 1111001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[Mark One]

        [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 31, 2000, there were 49,681,907 shares of the Registrant's common stock outstanding.

                                   CORIO, INC.

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      Index

                          PART I. FINANCIAL INFORMATION


                                                                                        PAGE NO.
                                                                                        --------
Item 1.     Condensed Financial Statements (Unaudited):

            Condensed Balance Sheets
              September 30, 2000 and December 31, 1999................................      3

            Condensed Statements of Operations
              Three Months Ended September 30, 2000 and 1999 and the Nine Months
              Ended September 30, 2000 and 1999.......................................      4

            Condensed Statements of Cash Flows
              Nine Months Ended September 30, 2000 and 1999...........................      5

            Notes to Condensed Financial Statements...................................      6

Item 2.     Management's Discussion And Analysis Of Financial Condition And Results
            Of Operations.............................................................     10

Item 3.     Quantitative And Qualitative Disclosures About Market Risk................     25

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................     25

Item 2.     Change in Securities and Use of Proceeds..................................     25

Item 3.     Defaults Upon Senior Securities...........................................     25

Item 4.     Submission of Matters to a Vote of Security Holders.......................     25

Item 5.     Other Information.........................................................     26

Item 6.     Exhibits..................................................................     26

            Signatures................................................................     27

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                   CORIO, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               2000          1999(1)
                                                                          ------------     -----------
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $ 155,245       $  37,177
  Accounts receivable, net of allowance of $1,131 and $233 at
    September 30, 2000 and December 31, 1999, respectively ...........          7,754           2,941
  Prepaid expenses and other current assets ..........................          1,675           2,107
                                                                            ---------       ---------
    Total current assets .............................................        164,674          42,225
Property and equipment, net ..........................................         26,062          14,380
Intangibles, net .....................................................          1,945           3,647
Other assets .........................................................          4,449           1,344
                                                                            ---------       ---------
    Total assets .....................................................      $ 197,130       $  61,596
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................      $  10,112       $   5,017
  Accrued liabilities ................................................         12,833           8,163
  Deferred revenue ...................................................          3,046           1,888
  Current portion of debt obligations ................................          6,454           2,709
                                                                            ---------       ---------
    Total current liabilities ........................................         32,445          17,777
Long-term debt, less current portion .................................          9,145           7,335
                                                                            ---------       ---------
    Total liabilities ................................................         41,590          25,112
Commitments
Stockholders' equity:
  Preferred stock:  $0.001 par value; 44,127,000 shares
    authorized; 29,964,795 shares issued and outstanding at
    December 31, 1999 (liquidation value: $73,210) ...................             --              30
  Common stock:  $0.001 par value; 138,000,000 shares
    authorized; 49,609,498 and 1,574,584 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively .....................................................             50               2
  Additional paid-in capital .........................................        300,416          99,649
  Note receivable from stockholder ...................................             --             (15)
  Deferred stock-based compensation ..................................        (15,880)        (14,981)
  Accumulated deficit ................................................       (129,046)        (48,201)
                                                                            ---------       ---------
Total stockholders' equity ...........................................        155,540          36,484
                                                                            ---------       ---------
   Total liabilities and stockholders' equity ........................      $ 197,130       $  61,596
                                                                            =========       =========


(1) Derived from audited financial statements.


See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -------------------------       -------------------------
                                                      2000            1999            2000           1999
                                                   ---------       ---------       ---------       ---------
REVENUES:
  Application management services ...........      $   4,310       $     128       $   8,227       $     213
  Professional services and other ...........          9,519             898          21,275           2,828
                                                   ---------       ---------       ---------       ---------
    Total revenues ..........................         13,829           1,026          29,502           3,041
COSTS AND EXPENSES:
  Application management services ...........          8,425           1,446          22,518           3,466
  Professional services and other ...........          7,161           2,288          19,843           4,230
  Research and development ..................          3,559             894           8,829           1,590
  Sales and marketing .......................          8,209           4,150          28,619           6,001
  General and administrative ................          6,862           2,703          17,645           6,644
  Amortization of stock based
    compensation ............................          3,391           3,218          12,625           3,986
  Amortization of intangible assets .........            533             548           1,705           1,642
                                                   ---------       ---------       ---------       ---------
    Total operating expenses ................         38,140          15,247         111,784          27,559
                                                   ---------       ---------       ---------       ---------
Loss from operations ........................        (24,311)        (14,221)        (82,282)        (24,518)
Interest and other income ...................          2,019             109           3,019             287
Interest and other expense ..................           (896)           (285)         (1,582)           (693)
                                                   ---------       ---------       ---------       ---------
Net loss ....................................      $ (23,188)      $ (14,397)      $ (80,845)      $ (24,924)
Series E beneficial conversion
    charge ..................................        (20,158)             --         (20,158)             --
                                                   ---------       ---------       ---------       ---------
Net loss attributable to
    common stockholders .....................      $ (43,346)      $ (14,397)      $(101,003)      $ (24,924)
                                                   =========       =========       =========       =========
Basic and diluted net loss per
    share ...................................      $   (1.14)      $  (13.58)      $   (7.17)      $  (23.23)
                                                   =========       =========       =========       =========
Shares used in computation - basic and
    diluted .................................         38,187           1,060          14,096           1,073
                                                   =========       =========       =========       =========


See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    -------------------------
                                                                                       2000            1999
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................      $ (80,845)      $ (24,924)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ............................................          6,205           3,218
    Amortization of intangibles ..............................................          1,705           1,642
    Amortization of deferred stock-based compensation ........................         12,625           3,986
    Compensation for grants of stock, options and warrants in
      exchange for services ..................................................          3,193           1,132
    Changes in operating assets and liabilities:
      Accounts receivable ....................................................         (4,813)           (403)
      Prepaid expenses and other current assets ..............................            827            (583)
      Accounts payable .......................................................          5,095           1,690
      Accrued liabilities ....................................................          4,670           5,300
      Deferred revenue .......................................................          1,158             384
      Other liabilities ......................................................            482            (336)
                                                                                    ---------       ---------
        Net cash used in operating activities ................................        (49,698)         (8,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .........................................         (9,889)        (10,522)
  Other assets ...............................................................         (3,532)            230
                                                                                    ---------       ---------
        Net cash used in investing activities ................................        (13,421)        (10,292)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net .............................         54,450          20,979
  Proceeds from sale of common stock and exercise of stock
    options, net .............................................................        129,648              37
  Proceeds from note receivable from stockholder .............................             15              --
  Payments on debt obligations ...............................................         (2,926)         (1,230)
  Borrowings on notes payable ................................................             --           3,000
                                                                                    ---------       ---------
        Net cash provided by financing activities ............................        181,187          22,786
                                                                                    ---------       ---------
Net increase in cash and cash equivalents ....................................        118,068           3,600
Cash and cash equivalents, beginning of period ...............................         37,177           1,019
                                                                                    ---------       ---------
Cash and cash equivalents, end of period .....................................      $ 155,245       $   4,619
                                                                                    =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .....................................................      $     946       $     819
                                                                                    =========       =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases .................      $   7,999       $   2,397
                                                                                    =========       =========
  Issuance of preferred stock and common stock warrants ......................      $   1,061       $     477
                                                                                    =========       =========
  Issuance of preferred stock in exchange for notes payable -
    related party ............................................................      $      --       $     254
                                                                                    =========       =========

  Conversion of preferred stock to common stock ..............................      $  54,455       $      --
                                                                                    =========       =========

  Deferred stock-based compensation ..........................................      $  13,425       $  20,968
                                                                                    =========       =========
  Issuance of note receivable to related party ...............................      $      --       $      30
                                                                                    =========       =========



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

        The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):


                                           SEPTEMBER 30,
                                        ------------------
                                         2000        1999
                                        ------      ------
Preferred stock ..................          --      22,860
Preferred stock warrants .........       1,054         681
Common stock subject to repurchase         440          32
Common stock options and warrants       11,833       8,523

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

        In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of Accounting Principles Board ("APB") Opinion No. 25". FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that the adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE

        The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at September 30, 2000 and December 31, 1999 were $805,000 and $401,000, respectively, of unbilled receivables under various professional services contracts.

NOTE 3 - DEBT

        In April 2000, the Company entered into an equipment lease line of credit agreement to purchase up to an aggregate of $5.0 million. In connection with the agreement, the Company issued the lender a warrant to purchase up to $100,000 of the Company's common stock at 90% of the price per share offered in the Company's initial public offering of its common stock. The fair value of these warrants was determined to be $83,585, calculated using the Black-Scholes option pricing model using the following assumptions: no dividends, contractual term five years; risk free interest rate of 7% and expected volatility of 100%. The fair value of the warrants has been recorded as additional capital and is being amortized to interest expense over the term of the lease agreements.

NOTE 4 - STOCKHOLDERS' EQUITY

        In April 2000, the Company amended its certificate of incorporation to provide for total authorized capital of 138,000,000 shares of common stock and 44,127,000 shares of preferred stock.

INITIAL PUBLIC OFFERING

        In July 2000, the Company completed its initial public offering ("IPO") of 10 million shares of its common stock, for net proceeds to the Company after deducting underwriters' discount and other offering expenses of approximately $128 million. Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

PREFERRED STOCK

        In April 2000, the Company issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate gross proceeds of approximately $54.5 million. The senior series E mandatorily redeemable preferred stock converted into 5,332,681 shares of common stock upon the completion of the Company's initial public offering in July 2000. The Company has recorded a $20.2 million charge for the beneficial conversion feature inherent in this transaction, which increases net loss to derive net loss attributable to common stockholders. The effect of the beneficial conversion feature was to increase net loss per share by $0.53 and $1.43 for the three and nine months ended September 30, 2000 respectively.

WARRANTS

        In April 2000, the Company agreed to issue to Ernst & Young L.L.P. ("EY"), on behalf of its consulting division, EY Consulting, four warrants to purchase an aggregate of up to 7,000,000 shares of the Company's common stock at an exercise price of $6.50 per share under the terms of a strategic alliance arrangement. In May 2000, EY completed a sale of substantially all of the business of E&Y Consulting to Cap Gemini, S.A. Upon the completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. ("CGEY"). Under the April 2000 agreement, CGEY was permitted to exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company's July 20, 2000 IPO. The second, third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals of CGEY in each of the Company's 2000, 2001 and 2002 fiscal years. The second, third and fourth warrants may be exercised to acquire up to 933,333, 933,333 and 466,667 shares of common stock, respectively. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the agreement, subject to a cure period.

        On September 27, 2000 CGEY exercised its right to convert 2,333,333 warrants from the initial warrant grant into 960,810 shares of common stock through a cashless exercise.

        At September 30, 2000, 2,333,333 of the initial warrant remained issued and outstanding. The exercise period has been extended to December 31, 2001 (Note 6). The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $7.66 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. The fair value of the remaining unexercised initial warrant was $9.5 million at September 30, 2000. Amortization expense of $168,000 was recorded as a sales and marketing expense in the quarter ended September 30, 2000.

STOCK-BASED COMPENSATION

        In connection with stock options granted to employees to purchase common stock, the Company recorded deferred charges for stock-based compensation of $13.4 million and $21.0 million for the nine months ended September 30, 2000 and 1999, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $12.6 million and $4.0 for the nine months ended September 30, 2000 and 1999, respectively.

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

        Disaggregated information is as follows (in thousands):

                                 APPLICATION
                                  MANAGEMENT    PROFESSIONAL
                                   SERVICES       SERVICES      UNALLOCATED      TOTAL
                                 -----------    ------------    -----------     --------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000
Revenues                           $  4,310       $  9,519       $     --       $ 13,829
Depreciation and amortization      $    807       $     70       $  1,552       $  2,429
Segment profit (loss)              $ (4,116)      $  2,359       $(21,431)      $(23,188)

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1999
Revenues                           $    128       $    898       $     --       $  1,026
Depreciation and amortization      $    323       $     32       $    838       $  1,193
Segment loss                       $ (1,317)      $ (1,561)      $(11,519)      $(14,397)


FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
Revenues                           $  8,227       $ 21,275       $     --       $ 29,502
Depreciation and amortization      $  2,033       $    178       $  3,994       $  6,205
Segment profit (loss)              $(14,291)      $  1,433       $(67,987)      $(80,845)

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999
Revenues                           $    213       $  2,828       $     --       $  3,041
Depreciation and amortization      $    788       $     75       $  2,355       $  3,218
Segment loss                       $ (3,252)      $ (1,573)      $(20,099)      $(24,924)

        The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

        For the nine months ended September 30, 2000, one customer accounted for 10% of total revenues. For the nine month period ended September 30, 1999, one customer accounted for 24% of total revenues.

        At September 30, 2000, one customer represented 15% of total accounts receivable. As of December 31, 1999, one customer represented 35% of total accounts receivable.

NOTE 6 - SUBSEQUENT EVENT

        On October 14, 2000, we entered into an agreement to amend the Warrant Rights Agreement dated April 20, 2000 with Ernst & Young on behalf of its consulting division, E&Y consulting, which subsequently was sold to Cap Gemini, S.A. The amendment extends the exercise period for the remaining issued and outstanding initial warrant to December 31, 2001.

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

OVERVIEW

        We are a leading enterprise application service provider, or ASP. We provide to our customers application implementation, integration, management and various upgrade services and related hardware and network infrastructure. We implement, integrate and manage the Corio Intelligent Enterprise, a suite of enterprise software applications from leading vendors. Following the rapid implementation of software applications, usually performed for a fixed fee, our customers pay a predictable monthly service fee based largely on the number of applications used and total users.

RECENT EVENTS

INITIAL PUBLIC OFFERING

        In July 2000, the Company completed its initial public offering ("IPO") of 10 million shares of its common stock, for net proceeds to the Company after deducting underwriters' discount and other offering expenses of approximately $128 million. Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        REVENUES

        Total revenues increased to $13.8 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999. For the three months ended September 30, 2000, one customer accounted for 14% of total revenues. For the three months ended September 30, 1999, one customer accounted for 37% total revenues. Total revenues increased to $29.5 million for the nine months ended September 30, 2000 from $3.0 million for the nine months ended September 30, 1999. At September 30, 2000, the Company's total number of customers was approximately 75, compared to 16 at September 30, 1999. For the nine months ended September 30, 2000, one customer accounted for 10% of total revenues. For the nine months ended September 30, 1999, one customer accounted for 24% of total revenues.

        APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $4.3 million for the three months ended September 30, 2000 and $128,000 for the three months ended September 30, 1999. Revenues from our application management services were $8.2 million for the nine months ended September 30, 2000 and $213,000 for the nine months ended September 30, 1999. At September 30, 2000, the Company had approximately 120 application management contracts, compared with 24 at September 30, 1999, and, during the same periods, increased the number of application publishers from 1 to 8. At September 30, 2000, the Company had a balance of $1.1 million for deferred application management services revenues primarily from a customer who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

        PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $9.5 million for the three months ended September 30, 2000 and $898,000 for the three months ended September 30, 1999. Our professional services and other revenues were $21.3 million for the nine months ended September 30, 2000 and $2.8 million for the nine months ended September 30, 1999. The increase in professional services revenues from 1999 to 2000 was primarily due to the increased number of customers and customer contracts. At September 30, 2000, we had a balance of $1.8 million for deferred professional services revenues resulting from customer payments that we required in advance of commencing our professional services work.

        COSTS AND EXPENSES

        APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses were $8.4 million for the three months ended September 30, 2000 and $1.4 million for the three months ended September 30, 1999. Application management services expenses were $22.5 million for the nine months ended September 30, 2000 and $3.5 million for the nine months ended September 30, 1999. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

         PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $7.2 million for the three months ended September 30, 2000 and $2.3 million for the three months ended September 30, 1999. Professional services and other expenses were $19.8 million for the nine months ended September 30, 2000 and $4.2 million for the nine months ended September 30, 1999. The largest component of the increase was attributable to the growth in personnel costs. Other significant components of the increase included costs for subcontractors to perform services under professional services engagements and for facilities related expenses. For the three months ended September 30, 2000, we achieved a service margin for our professional services organization of approximately 25%. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators, ongoing efforts to expand the Company's professional services infrastructure, and other factors.

        RESEARCH AND DEVELOPMENT. Research and development expenses were $3.6 million for the three months ended September 30, 2000 and $894,000 for the three months ended September 30, 1999. Research and development expenses as a percentage of total revenues were 26% for the three months ended September 30, 2000 and 87% for the three months ended September 30, 1999. Research and development expenses were $8.8 million for the nine months ended September 30, 2000 and $1.6 million for the nine months ended September 30, 1999. Research and development expenses as a percentage of total revenues were 30% for the nine months ended September 30, 2000 and 52% for the nine months ended September 30, 1999. The largest components of the increase were attributable to the growth in personnel costs and facilities expense.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $8.2 million for the three months ended September 30, 2000 and $4.2 million for the three months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues were 59% for the three months ended September 30, 2000 and 405% for the three months ended September 30, 1999. Sales and marketing expenses were $28.6 million for the nine months ended September 30, 2000 and $6.0 million for the nine months ended September 30, 1999. Sales and marketing expenses as a percentage of total revenues were 97% for the nine months ended September 30, 2000 and 197% for the nine months ended September 30, 1999. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included spending on new customer lead generation activities, advertising and tradeshows, and on market research and collateral items. Sales and marketing expenses also include amortization of costs associated with warrants issued to a software vendor and Cap Gemini Ernst & Young of $168,000 and $1.7 million for the three and nine months ended September 30, 2000, respectively. There were no similar amortization costs during the comparable periods in 1999.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.9 million for the three months ended September 30, 2000 and $2.7 million for the three months ended September 30, 1999. General and administrative expenses as a percentage of total revenues were 50% for the three months ended September 30, 2000 and 264% for the three months ended September 30, 1999. General and administrative expenses were $17.6 million for the nine months ended September 30, 2000 and $6.6 million for the nine months ended September 30, 1999. General and administrative expenses as a percentage of total revenues were

60% for the nine months ended September 30, 2000 and 219% for the nine months ended September 30, 1999. The largest component of the increase was attributable to the growth in personnel costs, professional services and facility related costs.

        AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was $3.4 million for the three months ended September 30, 2000 and $3.2 for the three months ended September 30, 1999. Amortization of deferred stock-based compensation was $12.6 million for the nine months ended September 30, 2000 and $4.0 for the nine months ended September 30, 1999. The increase in amortization resulted from amortization of deferred stock-based compensation related to stock options granted through June 30, 2000. For the three months ended September 30, 2000, all options granted were granted at fair value; consequently there was no deferred stock-based compensation for the quarter compared to the three months ended September 30, 1999, when $16.3 million in deferred compensation was recorded. For the nine months ended September 30, 2000, we recorded deferred stock-based compensation of $13.4 million compared to $21.0 million for the nine months ended September 30, 1999.

        INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income was $1.1 million for the three months ended September 30, 2000 and net interest and other expense was $(176,000) for the three months ended September 30, 1999. Net interest and other income was $1.4 million for the nine months ended September 30, 2000 and net interest and other expense was $(406,000) for the nine months ended September 30, 1999. The increase in net interest income was due primarily to higher average cash and investment balances at September 30, 2000, as a result of our IPO.

        INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the three and nine months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2000, we had cash and cash equivalents of $155 million, an increase of $118 million from December 31, 1999. The increase was primarily a result of cash generated by financing activities, principally from the net proceeds of our initial public offering and our issuance of senior series E mandatorily redeemable preferred stock offset primarily by cash used in operating activities.

        Net cash used in operating activities was $51.6 million for the nine months ended September 30, 2000, an increase of $42.7 million from the $8.9 million used in the nine month ended September 30, 1999. The increase was primarily due to the increase in our net loss of $55.9 million, and increases in accounts receivable of $4.4 million offset by increases in, accounts payable and accruals of $4.2 million, amortization of deferred stock compensation of $8.1 million, and depreciation and amortization of $3.3 million.

        Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2000. Investing activities consisted primarily of purchases of computer equipment of $4.9 million, furniture and fixtures of $1.5 million and leasehold improvements of $1.6 million for the completion of our new headquarters facility in San Carlos, California. In addition, net cash used in investing activities included an increase in other assets of $3.5 million. Net cash used in investing activities was $10.3 million for the nine months ended September 30, 1999. Investing activities consisted primarily of purchases of computer software and equipment of $10.5 million, offset by a decrease in other assets of $0.2 million.

        Net cash provided by financing activities was $181.2 million and $22.8 million for the nine months ended September 30, 2000 and 1999, respectively. Financing activities consisted primarily of the proceeds from the issuance of preferred stock, loans and exercise of stock options offset by repayments of loans and capital leases. In 2000, we raised $54.5 million in gross proceeds through the private sale of our senior series E mandatorily redeemable preferred stock, and raised approximately $128 million in our initial public offering and in 1999, we raised $21.0 million in proceeds through the private sale of our series B preferred stock.

        We have executed a ten-year build-to-suit lease for a facility in San Carlos, California that will require minimum payments of $2.2 million in 2000 and $3.5 million in 2001. Total minimum payments under the lease term are $37.9 million.

        As we execute our strategy, we expect significant increases in our operating expenses, especially in application management services, professional services, sales and marketing and research and development. We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for the next 12 months. We expect that we will need or desire to raise additional funds in order to support more rapid expansion, develop new or enhanced services or technologies, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. We cannot be sure that additional funding, if needed, will be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs. If we succeed in raising additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities could also impose restrictions on our operations.

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

        We have spent significant funds to date to develop and refine our current services, to create an operations organization, consisting of application management and customer support services personnel, to build a professional services organization and to develop our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of September 30, 2000, we had an accumulated deficit of $129 million.

        We expect to continue to invest significantly in our operations organization and in research and development to enhance current services and expand our service offerings. We also plan to continue to grow our professional services organization and sales force and to spend significant funds to promote our company and our services. We expect to continue to hire additional people in all other areas of our company in order to support our growing business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology and the costs of customer acquisitions, and to increase our number of users and revenues per customer. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.

WE EXPECT TO INCUR SUBSTANTIAL ACCOUNTING CHARGES AS A RESULT OF WARRANTS HELD BY CAP GEMINI ERNST & YOUNG WHICH WILL LIKELY RESULT IN SIGNIFICANT OPERATING LOSSES OVER THE NEXT SEVERAL YEARS.

        Even if we are able to generate revenues that exceed our operating costs, we expect to incur substantial accounting charges over the next seven years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds four warrants to purchase up to approximately 2.3 million shares of our common stock at an exercise price of $6.50 per share, exercisable through December 31, 2001, and up to 2.3 million shares based on specific performance metrics achieved by CGEY over the next three years. These warrants and other expenses related to our strategic alliance with CGEY are likely to result in substantial expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, the charges associated with these warrants are being measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in non-cash accounting charges amounting to hundreds of millions of dollars.


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

        Our financial results will vary over time as our ASP business matures. For each individual customer, in the early months of our engagement we typically recognize professional services revenues associated with implementation of our applications. We then recognize monthly fees from the customer, consisting of application management services revenues, over the balance of the contractual relationship. As a result, for each customer we have a high proportion of up front professional services revenues associated with implementation. Since we have only offered ASP services since September 1998 and our customer base has grown rapidly, professional services revenues associated with implementation have been relatively high compared to monthly fees. We expect that our financial results will continue to vary over time as monthly fees increase as a proportion of total revenue. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

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

OUR FINANCIAL RESULTS COULD VARY OVER TIME AS OUR BUSINESS MODEL EVOLVES, WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

        Our financial results could vary over time as our business and financial model evolves. For example, we have historically included a broad range of customer support in our fixed monthly fees but have decided to bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we may decide to unbundle from our fixed monthly fee the cost of software licenses and to require our customers to obtain licenses to applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

        In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current pricing arrangements with some of our third-party software providers to, for example, pay more to the provider up-front in return for a pricing structure that we believe is more beneficial to us overall. Any such new pricing structures may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

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

        The licenses we have for the third-party software we use to deliver our services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, some of our licenses restrict us from selling our services to customers with annual revenues greater than various levels between $250 million and $1 billion, and several of our licenses restrict our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. For example, our contract with BroadVision restricts our ability to sell our BroadVision offerings to specified banking institutions. Moreover, as we negotiate with some of our major third-party software vendors to modify terms of existing agreements, we may agree to additional restrictions on our ability to sell our services to customers as part of an agreement that we believe is more beneficial to us overall. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

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

OUR RELATIONSHIP WITH CGEY MAY CHANGE IN A MANNER ADVERSE TO OUR BUSINESS THROUGH CIRCUMSTANCES BEYOND OUR CONTROL.

        In April 2000, we entered into a strategic alliance with Ernst & Young on behalf of its consulting division, E&Y Consulting. In May 2000, Ernst & Young completed a sale of substantially all of E&Y Consulting to Cap Gemini. At the time of completion of this sale, E&Y Consulting assigned to Cap Gemini all of its rights and obligations pursuant to its strategic alliance with us. We cannot assure you that CGEY, the combined company, will consider the relationship with us as strategic as E&Y Consulting did, or that the incentives we negotiated with E&Y Consulting will be appropriate for CGEY. Accordingly, it is possible that CGEY will fail to devote substantial resources towards generating referrals to us and engaging in joint marketing and sales activities. If CGEY fails to do so, we may be forced to terminate our agreement and cancel some of the warrants held by CGEY. Under these scenarios, we would again fail to realize the benefits we expect from this alliance. Additionally, as the personal relationships between the professional staff at E&Y Consulting and the auditing group of Ernst & Young LLP change over time as a result of E&Y Consulting's acquisition by Cap Gemini, we may lose some benefit from referrals from Ernst & Young LLP. As a result of all of the foregoing, E&Y Consulting's acquisition by Cap Gemini could result in our relationship with CGEY providing fewer benefits to us than we initially anticipated, and the benefits as a whole may not be substantial.

ANY INABILITY TO EXPAND SUFFICIENTLY OUR ENTERPRISE SOFTWARE IMPLEMENTATION AND SYSTEMS CONSULTING CAPABILITIES COULD HARM OUR ABILITY TO SERVICE OUR CUSTOMERS EFFECTIVELY AND COULD HINDER OUR GROWTH.

        A failure to maintain and expand relationships with third-party systems integrators that we use to implement our services could harm our ability to service our customers effectively. Because of our relationship with CGEY, we may have difficulty retaining the services of other systems integrators, which we may need if our alliance with CGEY terminates or if CGEY performs services in a manner below our customers' expectations. In addition, if sales increase rapidly or if we were to agree to undertake client relationships requiring particularly large or complex implementations, our internal professional services personnel may be unable to meet the demand for implementation services. In that case, if we are unable to retain or hire highly-trained third-party systems integrators and consultants to implement our services, we would be unable to meet customer demands for our implementation and consulting services, which could hinder our ability to grow our business. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.

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

CONTINUED RAPID GROWTH WOULD STRAIN OUR OPERATIONS AND WOULD REQUIRE US TO INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE AND EXPAND OUR PERSONNEL.

        We have rapidly expanded our operations since our current business started in September 1998. The number of our employees increased from 58 at December 31, 1998, to 108 at June 30, 1999, to 279 at December 31, 1999, and to 542 at June 30, 2000. Although headcount decreased to 529 at September 30, 2000, we expect our business to continue to grow in terms of headcount, geographic scope, number of customers and the number of services we offer. We cannot be sure that we will successfully manage our growth. In order to manage our growth successfully, we must:

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

        Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for our customers. For example, PeopleSoft, from whom we license a substantial amount of software applications and represents more than half of our applications management services revenue, has recently released a new version of its software. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers, and we have not performed a software upgrade to date. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, if we evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

        Substantially all of our current customer base consists of emerging high-growth and middle-market companies and is comprised primarily of e-commerce and "dot-com" companies. These companies may be more likely to be acquired, experience financial difficulties or cease operations than other companies. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. For example, we are terminating our agreements with a number of customers who appear unable or unwilling to continue their financial obligations to us. As a result, our client base will likely be more volatile than that of competitors whose customers consist of more mature and established companies. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed.

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

        We plan to expand our business outside of the United States in the foreseeable future and are presently exploring international expansion opportunities. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. The United States and the European Union have not yet resolved this matter and they may not ever do so in a manner favorable to our customers or us.

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


THE LARGE NUMBER OF OUR SHARES ELIGIBLE FOR PUBLIC SALE COULD CAUSE OUR STOCK PRICE TO DECLINE.

        The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. As of October 31, 2000, we had 49,681,907 shares of our common stock outstanding, which number excludes exercise of options outstanding as of October 31, 2000. All of the shares sold in our initial public offering may be resold in the public market immediately. Another 23,859,572 shares are subject to lock-up agreements and will become available for resale in the public market beginning 180 days after the effective date of our IPO. In specified circumstances, the 180 day restriction will terminate as to 15% of the shares subject to the restriction after 90 days and 20% of such shares after 120 days. As restrictions on resale end, our stock price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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


        We have an investment portfolio of money market funds. In view of the nature and mix of our total portfolio, a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2000. Our interest expense is not sensitive to changes in the general level of U.S. interest rates because all of our debt arrangements are based on fixed interest rates.

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

        (d) On July 20, 2000, the Company effected an initial public offering (the "IPO"), of 10,000,000 shares of its Common Stock at $14.00 per share, pursuant to a registration statement (No. 333-35402) declared effective by the Securities and Exchange Commission on July 20, 2000. The IPO has been terminated, and all shares have been sold. The managing underwriters for the IPO were Goldman, Sachs & Co., Merrill Lynch & Co., Robertson Stephens and Epoch Partners. Aggregate proceeds from the IPO were $140,000,000.

        The Company incurred the following expenses in connection with the IPO: underwriters' discounts and commissions of $9,800,000 and approximately $2,000,000 in other expenses, for a total expense of $11,800,000. No payments constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

        After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to September 30, 2000, the ending date of the reporting period, the approximate amount of net offering proceeds used were $1.0 million to repay outstanding debt and approximately $25 million to fund operations. The remaining net proceeds were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended September 30, 2000.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

    10.15 First Warrant Amendment Agreement dated October 14, 2000, between Registrant and Cap Gemini Ernest & Young U.S. LLC.

    10.16    Amended First Warrant to Purchase Common Stock dated October 14,
             2000, between Registrant and Cap Gemini Ernest & Young U.S. LLC.

    27.1     Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: November 13, 2000

                                       CORIO, INC.
                                       (Registrant)

                                       By    /s/ George Kadifa
                                         -------------------------------------
                                         George Kadifa
                                         President and Chief Executive Officer

                                       By    /s/ Eric J. Keller
                                         -------------------------------------
                                         Eric J. Keller
                                         Executive Vice President, Finance and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT #      DESCRIPTION
---------      -----------
   10.15       First Warrant Amendment Agreement dated October 14, 2000,
               between Registrant and Cap Gemini Ernest & Young U.S. LLC.

   10.16       Amended First Warrant to Purchase Common Stock dated October 14,
               2000, between Registrant and Cap Gemini Ernest & Young U.S. LLC.

   27.1        Financial Data Schedule