Form 10-K405
period 2000-12-31
CORIO INC
filed 2001-03-28
CIK 1111001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000
                          Commission File No. 0-27742

                                  Corio, Inc.
            (Exact name of registrant as specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  77-0492528
                               (I.R.S. Employer
                              Identification No.)

                          959 Skyway Road, Suite 100
                             San Carlos, CA 94070
                   (Address of principal executive offices)

                                (650) 232-3000
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 23, 2001, as reported by the Nasdaq National Market, was approximately $51,460,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on
Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

   As of March 23, 2001, there were 50,201,271 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the Registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement") to be held on April 25, 2001, are incorporated by reference in Parts II, III and IV of this Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  CORIO, INC.

                                    Form 10K

                               Table of Contents

                                     PART I

Item 1   Business...............................................................................   3

Item 2   Properties.............................................................................  12

Item 3   Legal Proceeding.......................................................................  12

Item 4   Submission of Matters to a Vote of Security Holders....................................  12

                                    PART II

Item 5   Market for Registrant's Common Equity and Related Stockholders Matters.................  13

Item 6   Selected Financial Data................................................................  13

Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations..  13

Item 7A  Quantitative and Qualitative Disclosures About Market Risk.............................  13

Item 8   Financial Statements and Supplementary Data............................................  14

Item 9   Changes and Disagreements with Accountants on Accounting and Financial Disclosures.....  14

                                    PART III

Item 10  Directors and Executive Officers of the Registrant.....................................  15

Item 11  Executive Compensation.................................................................  15

Item 12  Security Ownership of Certain Beneficial Owners and Management.........................  15

Item 13  Certain Relationships and Related Transactions.........................................  15

                                    PART IV

Item 14  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................  16

CORIO, INC____________________________________________________________FORM.10-K

                                    PART I

Forward-Looking Statements

   This Report on Form 10-K includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

   You should not rely too heavily on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, "Risk Factors" and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in Corio's Reports on Form 10-Q, 10-Q/A, and 8-K.

   All statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Item 1. Business

Overview

   We are a leading enterprise application service provider, or ASP. We implement, integrate and manage the Corio Intelligent Enterprise, a suite of enterprise software applications from leading vendors, which we offer to our customers over a secure network. This suite of applications is designed to accommodate the requirements of rapidly growing as well as larger, more mature companies. We enable our customers to avoid many of the significant and unpredictable ongoing application management challenges and costs. Following the rapid implementation of software applications, performed for a fixed fee or on a time and materials basis, our customers pay a monthly service fee based largely on the number of applications used, total users, the level of service required and other factors. By providing application implementation, integration, management and various upgrade services and related hardware and network infrastructure, we reduce the information technology, or IT, burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

   We manage software applications from PeopleSoft and SAP for enterprise resource planning--the management of various functions within a company, including human resources, finance, management and sales; Siebel Systems for customer relationship management -- the management of a company's relationship with its customers; BroadVision, Commerce One, Moai and Requisite for e-commerce; and E.piphany for decision support and other business intelligence solutions as well as for industry-specific solutions. We leverage the capabilities of companies such as XO Communications and (i)Structure to provide our customers leading data center and network infrastructure technologies.

Industry Background

   Traditionally, organizations have installed, operated and maintained enterprise software applications internally. According to the Standish Group, the implementation of enterprise software applications often takes twice as long as planned. Moreover, the ongoing costs of operating these applications, including patching, upgrading, training and management expenses, are often significant, unpredictable and inconsistent and may increase over time. The emergence of the Internet, the increased communications bandwidth and the re-writing

CORIO, INC____________________________________________________________FORM.10-K

of enterprise software to be delivered over internet protocal networks are transforming the way enterprise software applications are being provided to customers. Instead of in-house installations, these applications are beginning to be hosted by third parties, in which the hosting company maintains the applications on an off-site server typically in a data center and delivers the applications to customers over the Internet as a service. In addition, competitive pressures have led to a renewed focus on core competencies, with many businesses concluding that building and maintaining IT capabilities across their entire set of applications are not core competencies. In response to these factors, companies are adopting hosted applications rather than managing them in-house.

   New e-commerce business models have increased demand for e-commerce software applications. E-commerce applications range from electronic procurement systems to business-to-business exchanges connecting communities of buyers and sellers across entire supply chains. These applications are designed to be Internet-hosted and may be deployed quickly. The appeal of these e-commerce applications has extended beyond emerging high-growth and middle-market companies to larger enterprises, as enterprises of all sizes recognize the need to adopt and rapidly deploy e-commerce applications for their businesses.

   The application service provider, or ASP, industry arose recently as a result of the changing forces in the application software industry. The initial ASP model offers a simple value proposition--access to an application over a network for a monthly fee. Customers need only pay for the use of the applications, while the ASP assumes responsibility for implementing and managing the applications. Using an ASP, businesses can thus avoid the significant up-front costs and risks of deploying sophisticated packaged software applications, and can access experienced IT personnel that they would otherwise need to recruit and retain themselves.

   The ASP industry is less than three years old but is already evolving. Although first generation ASPs relieve companies of some of the burden and expense of deploying and maintaining stand-alone software applications, companies still experience protracted implementation times, difficulties customizing and integrating software applications and costly upgrade and maintenance cycles. First generation ASPs simply outsource the existing application process with little innovation, merely shifting the process of integrating, implementing and managing enterprise applications from the customer to a third party. In addition, by hosting applications in their own data centers, first generation ASPs have limited ability to scale their business rapidly and respond quickly to the needs of their customers for additional network requirements. We believe that there is a significant opportunity for a company that provides the benefits of the initial ASP model while addressing these shortcomings, including lack of integration, excessive customization and the high cost of application management, by providing improved business processes for customers and a more compelling customer value proposition.

The Corio Solution

   We manage best-of-breed software applications over a secure network for a monthly fee. Our services provide customers the following business benefits:

   Lower and More Predictable Costs. Our customers gain access to best-of-breed applications hosted over a secure network often without many of the significant and unpredictable follow-on software support costs associated with internally-operated IT systems. Following rapid implementation of our applications, for a fixed fee or on a time and material basis, our customers pay a monthly fee.

   Best-of-Breed Applications Providers. We have established strategic alliances with third-party software providers that provide best-of-breed applications, enabling us to host sophisticated enterprise applications for our customers. We offer hosted solutions for software from leading vendors such as BroadVision, Commerce One, E.piphany, Microsoft, Moai, PeopleSoft, Requisite, SAP and Siebel Systems. The applications these vendors offer are designed to accommodate the requirements of rapidly growing companies as well as the needs of larger, more mature companies.

CORIO, INC____________________________________________________________FORM.10-K


   Business Process Integration. Through our technology platform, we integrate and implement a suite of software applications, such as e-commerce, customer relationship management and enterprise resource planning applications. Our technology platform also allows us to offer our integrated suite of applications on a hosted basis and to integrate these applications with customers' existing applications. By enabling this business process integration, our solution helps companies quickly streamline both their internal processes and integrate their exchanges with suppliers, partners and customers.

   Accelerated Time to Benefit. We can typically complete a standard implementation of our services in 2 to 14 weeks. This allows our customers to avoid the longer implementation times frequently experienced with installing and integrating customized, sophisticated applications. Our services enable customers to achieve their desired benefits quickly by reducing the time required to establish or augment their IT capabilities.

   Focus on Core Business. We reduce the IT burdens of companies by providing application implementation, management and various upgrade services and related hardware and network infrastructure. By providing our customers with software, hardware and network management capabilities, we enable companies to focus on their core business.

   Outstanding Service and Support. We are dedicated to providing our customers industry-leading customer service and support. Our highly-talented IT professionals manage our services and provide support to our customers. We assign to each customer a support team composed of software application experts, network engineers, hardware engineers and customer support specialists. We also assign a member of our senior management team to each customer to ensure high levels of customer satisfaction.

The Corio Strategy

   Our objective is to be the leading enterprise ASP worldwide. Key elements of our strategy include:

   Offer a Compelling Value Proposition. We will continue to offer to current and potential customers an opportunity to host their application and e-commerce needs on a cost-effective basis. As part of our sales process, we work with prospective customers to develop a total cost of management analysis specific to that customer. We believe that we will be able to continue to grow our customer base by offering a quantified, compelling value proposition of reduced and more predictable IT costs and an accelerated time to benefit.

   Leverage Our "One-to-Many" Business Model. Our business is based on providing an array of standardized services to numerous customers. We believe that we will be able to achieve the economies of scale inherent in this "one-to-many" model by being able to reduce the costs we incur in delivering our services. We intend to continue to develop implementation templates, innovative application management tools and integration models that can be used for numerous applications across a variety of companies and industries. We believe this strategy enables us to leverage our IT resources to deliver cost-effectively high standards of service and support. By continually reducing our costs of providing service, we believe we can build a profitable business over the long term.

   Maintain Our Technology Leadership Position. We believe we have established a technology leadership position in the ASP market, and we intend to maintain this position by continuing to enhance our technology platform. We will continue to invest in research and development to bring new services to market, to develop new application management features and to enhance our technology that automates and integrates various software functions.

   Work With Leading Data Center Management and Network Services Providers. We intend to continue to outsource our data center management and a portion of our network service needs to leading providers. We currently engage XO Communications and (i)Structure to provide these services. We believe this is a key competitive differentiator for us, enabling us to focus on our core business while providing our customers access to leading data centers and networks capable of accommodating customers' growth. By engaging data center

CORIO, INC____________________________________________________________FORM.10-K

management and network service providers, we are able to avoid the significant fixed capital costs associated with building data centers and managing network infrastructure.

   Leverage Our Strategic Relationships. We intend to leverage our current strategic relationships, and to enter into new strategic relationships, in order to expand our customer base and scale our services. In addition to our strategic alliance with Cap Gemini Ernst & Young U.S. LLC, or CGEY, we have established co-marketing and sales arrangements with our software vendors. As our customer base grows, we intend to expand and strengthen our relationships with systems integrators and other service providers in order to expand our service offerings and to increase our implementation capacity.

   Broaden Our Service Offerings. We believe that we can increase customer demand for our services by expanding our service offerings. We continue to invest in developing and integrating additional services that address the evolving IT needs of our customers. For example, we recently added security functionality for our customers. We intend to broaden our relationships with our existing software vendors and to establish new relationships. By expanding our service offerings and addressing the specific needs of our customers and of potential customers, we believe we will attract new customers and deepen our relationships with existing customers.

   Continue Our Commitment to Customer Satisfaction. We are committed to customer satisfaction throughout our organization, and we endeavor to provide our customers with the highest quality service offerings. In order to accomplish this, we expect to invest substantial time and effort in enhancing our services. Our commitment to customer satisfaction enables us to leverage existing customers to serve as reference accounts for prospective customers.

Services

   Our service offerings consist of application management services, infrastructure management services, and professional services. Application management services are ongoing services we provide to our customers in connection with the management of the Corio Intelligent Enterprise, a suite of best-of-breed software applications over a secure network. Our infrastructure management services are ongoing services we provide to manage the Corio Intelligent Infrastructure, the infrastructure underlying the Corio Intelligent Enterprise. Our professional services include our implementation of the Corio Intelligent Enterprise on top of the Corio Intelligent Infrastructure, and other consulting and training services.

 Application Management Services

   Our application management services consist of hosting services for our hosted applications. As of December 31, 2000, our application management services operations team consisted of 140 employees. We price our application management services based on various factors, such as the number and type of applications being licensed, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Most of our customer agreements have three to five year terms.

CORIO, INC____________________________________________________________FORM.10-K


 Hosted Applications

   The application suite that we host, the Corio Intelligent Enterprise, is designed to provide our customers enterprise resource planning, customer relationship management and e-commerce capabilities as well as industry-specific applications. Set forth below is a description of the applications in the Corio Intelligent Enterprise.

                   Corio Services    Software Vendors  Functionality
 Enterprise        Corio Financials  PeopleSoft        Provides general ledger,
 Resource                            SAP               accounts receivable,
 Planning                                              accounts payable,
                                                       employee expense,
                                                       projects, asset
                                                       management, cash
                                                       management, investment
                                                       management, fund
                                                       management, enterprise
                                                       management and
                                                       management accounting.

                   Corio Human       PeopleSoft        Enables benefit and
                   Resources         SAP               personnel
                                                       administration,
                                                       compensation management,
                                                       employee training and
                                                       event management, human
                                                       resources cost controls,
                                                       employee development and
                                                       evaluation, recruiting
                                                       and staffing
                                                       capabilities.

                   Corio             SAP               Provides sales and
                   Manufacturing                       operations planning,
                                                       materials requirements
                                                       planning, demand
                                                       management, production
                                                       control, production
                                                       costing and quality
                                                       management.

                   Corio             PeopleSoft        Provides sales support,
                   Distribution      SAP               order management,
                                                       service management,
                                                       billing, materials
                                                       management,
                                                       requisitions,
                                                       purchasing, inventory
                                                       management, shipping and
                                                       warehouse management
                                                       functionality.

 Customer          Siebel Sales      Siebel Systems    Provides opportunity
 Relationship                                          management, sales and
 Management                                            pipeline analysis, and
                                                       account and activity
                                                       management capabilities.

                   Siebel Product    Siebel Systems    Facilitates sales force
                   Configurator                        processes, including
                                                       product configuration,
                                                       price quoting and
                                                       availability
                                                       information.

                   Siebel Service    Siebel Systems    Automates and
                                                       facilitates customer
                                                       service processes for
                                                       inbound transactions.

                   Siebel Call       Siebel Systems    Automates and
                   Center                              facilitates personnel
                                                       management processes for
                                                       all inbound and outbound
                                                       telephonic sales,
                                                       service and marketing
                                                       needs.

 e-Commerce        Corio e-Store     BroadVision       Enables personalized
                                                       Internet shopping, with
                                                       support for product
                                                       catalog, dynamic
                                                       pricing, quote
                                                       generation, shopping
                                                       cart, configuration,
                                                       payment and settlement.

                   Corio e-          Commerce One      Permits online
                   Procurement                         requisitions of goods
                                                       and services, workflow
                                                       and approval, price
                                                       updates, purchase order
                                                       submissions, freight
                                                       estimates and tracking
                                                       and tax capabilities.

                   Corio e-Market    BroadVision       Software, services and
                                     Commerce One      hosting offering for
                                     Moai              business-to-business net
                                     Requisite         market makers. Includes
                                                       multi-vendor catalog
                                                       aggregators, auction
                                                       sites and trading
                                                       exchanges.

 Business          Corio Business    E.piphany         Enables critical
 Intelligence &    Intelligence                        decision support through
 Industry-                                             data access, reporting,
 Specific                                              analysis and
 Solutions                                             forecasting.

CORIO, INC____________________________________________________________FORM.10-K


   To address the challenges of integrating our hosted applications, we have developed our Orion technology platform. Orion enables us to offer our customers the Corio Intelligent Enterprise on a hosted and integrated basis, providing customized functionality enhancements and various upgrade services. We currently offer our customers integration among Corio Financials with PeopleSoft, Corio Human Resources with PeopleSoft, Corio Distribution with PeopleSoft, Corio Professional Services Automation and Siebel Systems' Customer Relationship Management software. We are in the process of developing additional integration capabilities among other services we offer.

   The pricing of the license fees payable by us for hosted software to third-party software vendors typically depends on factors such as the number and type of our customers' users, or, if we are hosting only and not providing a license to our customer (i.e., our customer is going to the independent software vendor directly for the license), we may not owe any license fees.

 Hosting Services

   We host and manage each of the services that we offer through the Corio Intelligent Enterprise over the Corio Intelligent Infrastructure and are responsible to our customers for these services, regardless of whether we have developed, bought or licensed the underlying technology. We typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime. To maintain this level of service, we have configured our hosted applications and the Corio Intelligent Infrastructure for capacity and performance and incorporated into our system a sophisticated backup recovery process. We have also engineered automated upgrade and testing tools that increase our efficiency, reduce our costs and improve our ability to scale our operations. We provide these hosting services through our application management center, which manages and supports the software applications, security infrastructure, networks, hardware and data centers which operate
24 hours a day, seven days a week.

   Our hosting services include the following:

   Customer Support. Our client services organization is the first point of contact for our customers. Within client services, our customer support specialists work with our experts in software applications, hardware and data center management to respond to customer inquiries. We also assign a member of our senior management team to each customer to ensure high levels of customer satisfaction.

   Application Management. The vendors of software applications incorporated into the Corio Intelligent Enterprise periodically release minor modifications, or patches, and upgrades for their software applications. Our application management experts use our automated tools and test scripts to review, test and assess each modification or upgrade released by our vendors to determine the compatibility and stability of each modification or upgrade, and then they incorporate appropriate changes into the Corio Intelligent Enterprise and make them available to our customers.

   Security Management. The secure transmission of information over telecommunication networks is a key requirement for our business. We have implemented an effective information security protection program to minimize risk to the confidentiality, integrity and availability of our customers' mission critical applications and data. Our data protection program is built around a pervasive, multi-layer security model that includes: strong network perimeter defenses, aggressive real-time monitoring, detection and response capability, security enabled at the host and application levels, continuous vulnerability management, physical and operational security and the use of proven security policy management practices.

   Infrastructure Management. Our customers' data resides on servers that we own, located in secure cages in the data centers we use. Our infrastructure management personnel are responsible for all aspects of our infrastructure requirements, including hardware procurement, installation and configuration. To support our "one-to-many" business model, our infrastructure management personnel can configure our servers to support multiple customers. To maintain the integrity and confidentiality of data in our shared hosting environments, we ensure rigid partitioning of each customer's information.

CORIO, INC____________________________________________________________FORM.10-K


   Data Center and Network Management. We engage XO Communications,
(i)Structure and others to offer our customers state-of-the-art data centers and network management. To maximize network availability, our application management personnel has, with XO Communications and others, designed our network architecture to ensure a redundancy of network hardware, facilities infrastructure and telecommunications circuits. Our application management center personnel also ensure that our services support multiple network models and offer our customers a number of connectivity options, including dedicated T1 lines and virtual private networks.

 Professional Services

   Our professional services, which include initial implementation and ongoing support services, are provided both by our professional services personnel and by third-party systems integrators. We have established a professional services team to implement the Corio Intelligent Enterprise quickly and efficiently. As of December 31, 2000, our professional services team consisted of 132 employees located throughout the United States. We organize our professional services team by geographic location and application expertise.

   We perform professional services pursuant to fixed fee or time and material contracts for consulting, training and implementation of applications. Our professional services team supports a number of implementation methodologies and programs:

   FastLane. FastLane is an implementation methodology in which a multi-disciplined team of our IT professionals works with a group of customers to implement the Corio Intelligent Enterprise. By coordinating the simultaneous implementation of our services for multiple customers, FastLane captures customer requirements early in the sales cycle and leverages our industry-specific implementation and configuration templates. The results are implementation periods of weeks rather than the months traditional implementation approaches typically require.

   Corio Implementation Partner Program. The Corio Implementation Partner Program, or CIPP, is a program whereby we train and certify third-party systems integrators to use our FastLane methodologies. The CIPP enables us to scale our implementation capabilities through use of CIPP members. As of December 31, 2000, CIPP members included Beacon Application Services, Catalyst Resources, Cambridge Technology Partners, Acuent, eForce, Emerald Solutions and Optimos. Collectively, our CIPP members have over 1,600 employees capable of implementing our services.

   Cap Gemini Ernst & Young U.S. LLC. Through our strategic alliance with Cap Gemini Ernst & Young U.S. LLC, we have access to a large and diverse consulting organization to provide implementation of the Corio Intelligent Enterprise to our customers.

Strategic Relationships

   A key element of our strategy is to establish and maintain a wide variety of commercially beneficial strategic relationships. Among others, we have established strategic relationships with the following third parties:

   Enterprise Software Vendors. We have established relationships with leading software vendors to enable us to provide our customers with best-of-breed enterprise software applications. We have strategic relationships to license or host software applications from leading enterprise software application vendors, including BroadVision, Commerce One, E.piphany, Microsoft, Moai, PeopleSoft, Requisite, SAP and Siebel Systems. In addition, we have arrangements with some of our enterprise software vendors that provide their sales people with financial incentives to promote the Corio Intelligent Enterprise.

   Infrastructure Software Vendors. To assist us in providing our customers with integrated services on a secure, hosted basis, we license third-party technology from leading infrastructure software vendors such as WebMethods, BMC, ChainLink Technologies, Netegrity and Verisign, for incorporation into our Orion technology platform.

CORIO, INC____________________________________________________________FORM.10-K


   Data Center / Network Infrastructure Providers. We have built relationships with leading data center and network infrastructure providers, such as XO Communications, to enable us to focus on our core businesses and to utilize their expertise in data center management and network services provisioning.

   Cap Gemini Ernst & Young U.S. LLC. We have entered into a strategic alliance with Cap Gemini Ernst & Young U.S. LLC, whereby CGEY refers customers to us and we engage in joint marketing and sales activities.

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

Technology

   Our technology platform enables integration, automation and hosted deployment of software applications and facilitates the customization of these applications.

   Integration. Orion enables integration of best-of-breed software applications and provides customers a secure, central point of entry into these applications. We are continuing to develop our technology to further enable the integration of applications hosted by us as well as the integration of these applications with those not hosted by us, such as those hosted by the customer or another ASP. This capability is designed to increase the efficiency of a wide range of our customers' business processes by combining the functionality of a number of enterprise applications.

   Automation. Gemini provides an automation infrastructure designed to enable us to rapidly implement software upgrades, patching and testing. Enhanced automation will better enable us to scale the number of hosted applications we can support. We have accomplished automation for a number of processes to date.

   Hosted Deployment. We have developed, and continue to refine, technology that allows us to deliver software applications to our customers effectively in a multi-tenant environment over the Internet.

   Configuration Management. We have developed, and continue to refine, technology that allows us to track and manage modifications to the applications and the environments used in the Corio Intelligent Enterprise through a configuration management system. This system manages changes that include extensions to software applications offered through the Corio Intelligent Enterprise to meet the particular functionality requirements of our customers, customizations, configuration changes, reporting extensions and other modifications. This configuration management system allows us to retain and manage these extensions and provide them to other customers with similar customized functionality needs. By maintaining a library of these solutions, we are able to provide our customers additional functionality at a lower cost than if they were to build this customized functionality internally or through a third party.

Customers

   As of December 31, 2000, we had approximately 75 customers, consisting primarily of small to medium-sized technology companies. We have changed our focus, however, from targeting smaller companies as customers to larger, better-established companies

   For the year ended December 31, 2000 one customer accounted for 12% of total revenue. For the year ended December 31, 1999, one customer accounted for 19% of total revenues and a second customer accounted for 18% of total revenues. For the period from September 1, 1998 through December 31, 1998, one customer accounted for 43% of our total revenues and a second customer accounted for 11% of total revenues.

CORIO, INC____________________________________________________________FORM.10-K


Sales and Marketing

   We sell and market our services primarily through a direct sales force. Many of our software vendors and systems integrators also pass sales leads on to us. In fiscal year 2000, we expensed $34.1 million on sales and marketing activities, excluding stock-based compensation. As of December 31, 2000, we had 87 sales and marketing employees. Our sales organization is segmented by application expertise and geographical location. We plan to establish regional offices staffed with our IT experts to support our sales force. We intend to expand our direct sales organization into all major U.S. markets and to expand our joint-sales efforts with third parties. We also intend to extend our sales activities into international markets primarily through third parties.

   We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. We market our services through magazine and billboard advertising, directed advertising and targeted events, including tradeshows, conferences and seminars. Our current customers provide references and we feature customer recommendations in our magazine and billboard advertising and other promotional activities.

Research and Development

   In fiscal year 2000, we expensed $11.9 million, excluding stock-based compensation, on research and development. As of December 31, 2000, we had 53 employees in our research and development team. Research and development capabilities are essential to our strategy to enhance and expand the capabilities of our services. We have invested significant resources in creating a structured process for undertaking all our research and development and have recruited engineers and software developers with relevant industry experience. When appropriate, we also use third-party development firms to expand capacity and to provide additional technical expertise. During the period September 1, 1998 through December 31, 1998 and for the years ended December 31, 1999, and 2000 research and development expenses totaled $93,000, $3.2 million and $11.9 million, respectively.

Competition

   We compete primarily on the basis of software functionality, total cost of ownership, performance, service quality and security. Our current and potential competitors primarily include:

  . application service providers and business process outsourcers, such as AristaSoft, Breakaway Solutions, Interliant, NaviSite, Qwest
     Cyber.Solutions and USinternetworking;

  . systems integrators, such as Accenture, Electronic Data Systems and PricewaterhouseCoopers;

  . Internet service providers and web hosting companies, such as XO Communications, DIGEX, Exodus Communications, Frontier Corporation, GTE Internetworking, Worldcom and PSINet;

  . software vendors, including Commerce One, J.D. Edwards, Microsoft, Oracle, PeopleSoft, SAP, and Siebel Systems;

  . major technology providers, such as Cisco Systems, IBM, Intel and Nortel Networks;

  .  Internet portals, such as AOL Time Warner, Excite@Home and Yahoo; and

  .  telecommunications companies.

   The companies listed above may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements and may increase our competitors' ability to address customer needs with their product and service offerings. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition.

   It is possible that new competitors or alliances may emerge and gain market share. These competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services, thus affecting our business, financial condition and results of operations.

CORIO, INC____________________________________________________________FORM.10-K


   We believe that we can compete favorably against software vendors from which we obtain our software in the event any of these vendors enter the ASP market for at least two reasons. First, we believe we are more flexible than our independent software vendors, or ISVs, in that we have established relationships with a variety of software vendors that offer software applications within their specialty areas. By contrast, ISVs' ASP strategies are typically limited to hosting their own applications which may not provide the same breadth of application functionality and choice in applications as those offered and provided by us. Second, we focus exclusively on being an ASP and believe that companies with different focuses or whose businesses are based largely on another strategy, such as licensing software, will lack the focus and expertise necessary to compete favorably with us in the ASP market.

Proprietary Rights

   Our principal proprietary rights relate to our Orion technology platform and our trademarks. We also have developed and are developing applications and application extensions for use internally and to offer to customers. We also have trade secrets relating to our business processes and other confidential and proprietary information.

   We rely on a combination of copyright, trademark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect our intellectual property rights. The license agreements with our customers limit their rights to the technologies that we offer and develop for our customers. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements and restricting access to such information. We have applied for the registration of the following trademarks: Corio and Orion. To date, we have not secured registration of any of our marks. In addition, we currently have no patents and no patent applications pending.

Employees

   As of December 31, 2000, we had 498 employees, including 87 in sales and marketing, 53 in research and development, 140 in application management services, 132 in professional services and 86 in general and administration. None of our employees is represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees is good.

Item 2. Properties

   Our headquarters includes approximately 77,000 square feet in San Carlos, California pursuant to a lease that expires in April 2010. We also sublease approximately 21,000 square feet in Redwood City, California pursuant to a sublease which expires in March 2002. We also have regional offices in certain other U.S. locations.

   We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3. Legal Proceedings

   Although we are not currently a party to any litigation, we may from time to time become involved in litigation arising in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

CORIO, INC____________________________________________________________FORM.10-K

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock has been traded in the over-the-counter market under the symbol CRIO since our initial public offering on July 21, 2000. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market since our initial public offering:

                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
Year Ended December 31, 2000
  High..........................................    --      --   $19.69   $7.06
  Low...........................................    --      --   $ 7.66   $1.50

   As of March 23, 2001, we had approximately 8,800 stockholders of record. We have never declared or paid dividends on our capital stock. We currently intend to reinvest any earnings in the development of our business and do not intend to pay dividends in the foreseeable future.

   Our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 21, 2000 (Reg. No. 33-35402). In July 2000 we issued 10,000,000 shares of our common stock to the public at a price of $14 per share. We received approximately $128.2 million net of underwriting discounts and commissions of $9.8 million and other offering expenses of $2.0 million. During the period October 1, 2000 to December 31, 2000 approximately $14.7 million of the proceeds were used for working capital. At January 1, 2001, the approximately $80.3 million remaining of the net offering proceeds from the IPO were invested in short-term financial instruments.

   None of the net proceeds or expenses of issuance and distribution of the securities have been, either directly or indirectly, paid to or invested with any related party or shareholder.

Item 6. Selected Financial Data

   Reference is made to selected financial data for years 1996 through 2000, appearing under the caption "Selected Financial Data" on page F-1 of the Registrant's 2000 Annual Financial Report to Stockholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hearby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Reference is made to the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-3 through F-9 of the Registrant's 2000 Annual Financial Report to Stockholders attached as an appendix to the Registrant's 2001 Proxy Statement and "Risk Factors" on pages F-10 through F-22 of the Registrant's 2000 Annual Financial Report to Stockholders attached as an appendix to the Registrant's 2001 Proxy Statement, all of which information is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Reference is made to the information appearing under the caption "Quantitative and Qualitative Disclosures About Financial Market Risk" on page F-23 of the Registrant's 2000 Annual Financial Report to Stockholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

CORIO, INC_____________________________________________________________FORM.10-K


Item 8. Financial Statements and Supplementary Data

   Reference is made to the following information appearing in the Registrant's 2000 Annual Financial Report to Shareholders attached as an appendix to the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference:

     Description                                                      Page (s)
     -----------                                                    ------------
     Financial Statements.......................................... F-24 to F-45
     Report of Independent Auditors................................         F-46
     Selected Quarterly Financial Data (unaudited).................         F-47

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure

   Reference is made to the information appearing under the caption "Changes in Independent Public Accountants" on page 19 of the Registrant's 2001 Proxy Statement, which information is hereby incorporated by reference.

CORIO, INC____________________________________________________________FORM.10-K

                                   PART III

   Certain information required by Part III is omitted from this report because the Registrant filed a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of shareholders to be held April 25, 2001 and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company

   The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 1, 2001:

   Name                                 Age Position
   ----                                 --- --------
                                            President and Chief Executive
   George Kadifa.......................  41 Officer
                                            Executive Vice President,
   Bradford J. Boston..................  47 Operations
                                            Executive Vice President, Chief
   Eric J. Keller......................  48 Financial Officer
                                            Executive Vice President, Worldwide
   John B. Ottman......................  43 Markets

   Additional information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is incorporated by reference to the information under the caption "Management" in the Registrant's 2001 Proxy Statement.

   Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors" in the Registrant's 2001 Proxy Statement.

   Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's 2001 Proxy Statement.

Item 11. Executive Compensation

   The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" contained on page 11 in the Registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Principal Stockholders and Management" contained on page 9 in the Registrant's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained on page 14 in the Registrant's 2001 Proxy Statement.

CORIO, INC_____________________________________________________________FORM.10-K

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

   (a) 1. Financial Statements

     The financial statements listed in the accompanying index to Financial statements and financial statement schedule are incorporated by reference as a part of this Annual Report on Form 10-K.

     2. Financial Statement Schedule

     The financial statement schedule listed in the accompanying index to financial statements and financial statement schedule is filed as part of this Annual Report on Form 10-K

     3. Exhibits Index:

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

     Not Applicable.

CORIO, INC____________________________________________________________FORM.10-K


                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE
                                 (Item 14 (a))


                                                          Reference Page(s)
                                                             2000 Annual
                                                        ----------------------
                                                                   Report to
                                                        Form 10-K Stockholders
                                                        --------- ------------
Selected Financial Data................................    --         F-1
Management's Discussion and Analysis of Financial
 Condition and Results of Operations...................    --         F-3
Balance Sheets
  As of December 31, 2000 and 1999.....................    --         F-24
Statements of Operations
  Corio Period:
    For the years ended December 31, 2000 and 1999.....    --         F-25
    For the period from September 1, 1998 (date of
     inception) to December 31, 1998...................    --         F-25
  DSCI Period:
    For the period from October 1, 1997 to September 4,
     1998 (date of acquisition)........................    --         F-25
Statements of Stockholders' Equity
  Corio Period:
    For the years ended December 31, 2000 and 1999.....    --         F-26
    For the period from September 1, 1998 (date of
     inception) to December 31, 1998...................    --         F-26
  DSCI Period:
    For the period from October 1, 1997 to September 4,
     1998 (date of acquisition)........................    --         F-26
Statements of Cash Flows
  Corio Period:
    For the years ended December 31, 2000 and 1999.....    --         F-27
    For the period from September 1, 1998 (date of
     inception) to December 31, 1998...................    --         F-27
  DSCI Period:
    For the period from October 1, 1997 to September 4,
     1998 (date of acquisition)........................    --         F-27
Notes to Financial Statements..........................    --         F-28
Independent Auditors' Report...........................    --         F-46
Selected Quarterly Financial Data (unaudited)..........    --         F-47
Valuation and Qualifying Accounts......................    18          --
Corporate Information..................................

   All other schedules have been omitted, since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

CORIO, INC_____________________________________________________________FORM.10-K

                                                                     SCHEDULE II

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND FOR
                    THE FOUR MONTHS ENDED DECEMBER 31, 1998
                                 (in thousands)

                                  Balance at Additions                 Balance
                                  Beginning  Charged to                at End
                                  Of Period   Expense   Deductions(1) of Period
                                  ---------- ---------- ------------- ---------
Allowance for Doubtful Accounts:
  1998...........................   $ --       $  138       $ --        $138
  1999...........................     138         125          30        233
  2000...........................     233       1,706         948        991

--------
(1) Accounts written off

CORIO, INC____________________________________________________________FORM.10-K

                               INDEX TO EXHIBITS
                                 (Item 14 (a))

 Exhibit                               Description
 --------                              -----------
  1.1*    Form of Underwriting Agreement

  3.1*    Certificate of Incorporation of the Registrant

  3.2*    Form of Amended and Restated Certificate of Incorporation of the
          Registrant

  3.3*    Bylaws of the Registrant

  4.1*    Form of Registrant's Common Stock Certificate

  5.1* Opinion of Wilson Sonsini Goodrich & Rosati, P.C. regarding legality of the securities being issued

 10.1* Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers

 10.2+* Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.

 10.3+*   Master Agreement dated November 8, 1999 between the Registrant and
          BroadVision, Inc.

 10.4+*   Reseller Agreement dated November 8, 1999 between the Registrant and
          BroadVision, Inc.

 10.5+*   License and Hosting Agreement dated October 29, 1999 between the
          Registrant and Commerce One, Inc.

 10.6+* Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.

 10.7+*   Amendment No. 1 to Host Server Solutions Service Agreement dated
          August 23, 1999 between the Registrant and Concentric Network, Inc.

 10.8+*   Amendment No. 2 to Host Server Solutions Service Agreement dated June
          1, 2000

 10.9*    Alliance and Co-Marketing Agreement dated April 20, 2000 between the
          Registrant and Ernst & Young LLP

 10.10* Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP

 10.11+*  Outsourcer Alliance Agreement dated January 1, 1999 between the
          Registrant and PeopleSoft USA, Inc.

 10.12*   Marketing Alliance Agreement dated February 10, 2000 between the
          Registrant and SAP America, Inc.

 10.13+* Value Added Industry Remarketer Agreement entered into by and between the Registrant and certain of its officers.

 10.14* Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers.

 10.15** First Warrant Amendment dated October 14, 2000, between Registrant and Cap Gemini Ernst & Young LLC.

 10.16** Amended First Warrant to Purchase Common Stock dated October 14, 2000 between Registrant and Cap Gemini Ernst & Young U.S. LLC.

 16.1*    Letter regarding change in independent auditors

 20.1*    1998 Stock Plan

 20.2*    Employee Stock Purchase Plan 2000 and related agreements

 23.1*    Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in
          Exhibit 5.1)

 23.2     Consent and Report on Schedule of Independent Auditors

 24.1*    Power of Attorney (see page 20)

-------
+ Confidential treatment has been granted for certain portions of this exhibit.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.

** Incorporated by reference to the Registrant's Report on Form 10-Q, dated
   September 30, 2000.

CORIO, INC____________________________________________________________FORM.10-K

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereonto duly authorized.

                                          Corio Inc.

   Date: March 26, 2001                            /s/ George Kadifa
                                          By __________________________________
                                                       George Kadifa
                                                  Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kadifa and Eric Keller, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
         /s/ George Kadifa           Chairman of the Board,          March 26, 2001
____________________________________ President and Chief
            George Kadifa            Executive Officer (Principal
                                     Executive Officer)

         /s/ Ted E. Schlein          Director                        March 26, 2001
____________________________________
            Ted E. Schlein

          /s/ Roger Siboni           Director                        March 26, 2001
____________________________________
             Roger Siboni

      /s/ George J. Still, Jr.       Director                        March 26, 2001
, __________________________________
         George J. Still, Jr.

        /s/ Jonathan J. Lee          Director                        March 26, 2001
____________________________________
           Jonathan J. Lee

        /s/ James T. Barrett         Director                        March 26, 2001
____________________________________
           James T. Barrett

          /s/ Aneel Bhusri           Director                        March 26, 2001
____________________________________
             Aneel Bhusri