Form 10-Q
period 2001-03-31
CORIO INC
filed 2001-05-07
CIK 1111001

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

[Mark One]

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

                                      OR

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
          __________.

                         Commission File No. 333-35402

                                  CORIO, INC.
          (Exact name of the Registrant as specified in its charter)


                   DELAWARE                                77-0492528
          (State or other jurisdiction of       (I.R.S. Employer Identification
          incorporation or organization                       Number)

            959 Skyway Road, Suite 100
               San Carlos, California                            94070
     (Address of principal executive offices)                  (Zip Code)


                                 650-232-3000
           (The Registrant's telephone number, including area code)
                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of April 30, 2001, there were 50,247,457 shares of the Registrant's common stock outstanding.

                                  CORIO, INC.

      QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                     Index

                         PART I. FINANCIAL INFORMATION

                                                                                                                PAGE NO.
                                                                                                                -------
          Item 1.                      Condensed Financial Statements (Unaudited):

                                       Condensed Balance Sheets
                                       March 31, 2001 and December 31, 2000                                         3

                                       Condensed Statements of Operations
                                       Three Months Ended March 31, 2001 and 2000                                   4

                                       Condensed Statements of Cash Flows
                                       Three Months Ended March 31, 2001 and 2000                                   5

                                       Notes to Condensed Financial Statements                                      6

          Item 2.                      Management's Discussion and Analysis of Financial Condition and Results
                                       of Operations                                                                8

          Item 3.                      Quantitative and Qualitative Disclosures About Market Risk                  22

                                       PART II OTHER INFORMATION

          Item 1.                      Legal Proceedings                                                           23

          Item 2.                      Change in Securities and Use of Proceeds                                    23

          Item 3.                      Defaults Upon Senior Securities                                             23

          Item 4.                      Submission of Matters to a Vote of Security Holders                         23

          Item 5.                      Other Information                                                           23

          Item 6.                      Exhibits                                                                    23

                                       Signatures                                                                  24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                  CORIO, INC.

                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                 2001         2000 (1)
                                                                                               ---------    ---------
                                                                                                     (UNAUDITED)
          ASSETS
          Current assets:
            Cash and cash equivalents.....................................................     $  34,272      $  58,455
            Short-term investments........................................................        75,872         80,326
            Accounts receivable, net of allowance of $717 and $911 at
              March 31, 2001 and December 31, 2000, respectively..........................         7,615          7,780
            Prepaid expenses and other current assets.....................................         2,685          2,293
                                                                                               ---------      ---------
              Total current assets........................................................       120,444        148,854
          Property and equipment, net.....................................................        30,248         28,221
          Restricted cash.................................................................         7,000              -
          Intangibles, net................................................................           352            564
          Other assets....................................................................         2,424          3,645
                                                                                               ---------      ---------
              Total assets................................................................     $ 160,468      $ 181,284
                                                                                               =========      =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable..............................................................     $   8,562      $   8,910
            Accrued liabilities...........................................................        11,134         12,616
            Deferred revenue..............................................................         3,615          3,196
            Current portion of notes payable..............................................             -          1,565
            Current portion of capital lease obligations..................................         6,668          6,051
                                                                                               ---------      ---------
              Total current liabilities...................................................        29,979         32,338
          Notes payable, less current portion.............................................             -          1,336
          Capital lease obligations, less current portion.................................         8,923          9,073
          Other liabilities...............................................................           694            694
                                                                                               ---------      ---------
              Total liabilities...........................................................        39,596         43,441
                                                                                               ---------      ---------
          Commitments
          Stockholders' equity:
            Preferred stock:  $0.001 par value; 10,000,000  shares
              authorized..................................................................             -              -
            Common stock:  $0.001 par value; 200,000,000 shares
              authorized; 50,203,691 and 49,288,222 shares issued and
              outstanding at March 31, 2001 and December 31, 2000,
              respectively................................................................            50             49
            Additional paid-in capital....................................................       300,520        299,052
            Unrealized gain on investments................................................           226              -
            Deferred stock-based compensation.............................................       (12,357)       (13,234)
            Accumulated deficit...........................................................      (167,567)      (148,024)
                                                                                               ---------      ---------
          Total stockholders' equity......................................................       120,872        137,843
                                                                                               ---------      ---------
             Total liabilities and stockholders' equity...................................     $ 160,468      $ 181,284
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

                                  CORIO, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ---------------------
                                                             2001         2000
                                                           --------    ---------
    REVENUES:
      Application management services.................        8,843    $  1,137
      Professional services and other.................        4,726       4,143
                                                            -------    --------
        Total revenues................................       13,569       5,280
    COSTS AND EXPENSES:
      Application management services.................       10,692       5,901
      Professional services and other.................        6,252       5,471
      Research and development........................        2,693       2,233
      Sales and marketing.............................        6,870       9,593
      General and administrative......................        6,409       4,750
      Amortization of stock based compensation........          876       5,257
      Amortization of intangible assets...............          212         641
                                                            -------    --------
        Total operating expenses......................       34,004      33,846
                                                            -------    --------
    Loss from operations..............................      (20,435)    (28,566)
    Interest and other income.........................        2,010         367
    Interest and other expense........................       (1,118)       (320)
                                                            -------    --------
    Net loss..........................................      (19,543)   $(28,519)
                                                            =======    ========
    Basic and diluted net loss per share..............        (0.39)   $ (16,75)
                                                            =======    ========
    Shares used in computation - basic and diluted....       49,650       1,703
                                                           ========    ========


See accompanying notes to condensed financial statements.

                                  CORIO, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                           THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                         ----------------------
                                                                                                            2001        2000
                                                                                                         ---------    --------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net loss...........................................................................          $ (19,543)   $(28,519)
            Adjustments to reconcile net loss to net cash used in
              operating activities:
              Depreciation and amortization....................................................              3,615       1,679
              Amortization of intangibles......................................................                212         641
              Amortization of deferred stock-based compensation................................                876       5,257
              Amortization of equity based charges.............................................                796         916
              Changes in operating assets and liabilities:
                Accounts receivable............................................................                165      (2,906)
                Prepaid expenses and other current assets......................................               (259)        (54)
                Accounts payable...............................................................               (348)      4,125
                Accrued liabilities............................................................             (1,482)      3,544
                Deferred revenue...............................................................                419       1,130
                                                                                                         ---------    --------
                  Net cash used in operating activities........................................            (15,549)    (13,377)
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of short-term investments.................................................             (8,075)          -
            Sale of short-term investments.....................................................             12,755           -
            Increase in restricted cash........................................................             (7,000)          -
            Purchase of property and equipment.................................................             (3,673)     (8,134)
            Other assets.......................................................................                420           -
                                                                                                         ---------    --------
                  Net cash used in investing activities........................................             (5,573)     (8,134)
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of common stock and exercise of stock options, net                            1,342         904

            Proceeds from note receivable from stockholder.....................................                  -          15
            Payments on debt obligations.......................................................             (2,902)        (87)
            Payments on capital lease obligations..............................................             (1,501)       (264)
                                                                                                         ---------    --------
                  Net cash provided by (used in) financing activities..........................             (3,061)        568
                                                                                                         ---------    --------
          Net decrease in cash and cash equivalents............................................            (24,183)    (20,943)
          Cash and cash equivalents, beginning of period.......................................             58,455      37,177
                                                                                                         ---------    --------
          Cash and cash equivalents, end of period.............................................          $  34,272    $ 16,234
                                                                                                         =========    ========

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid for interest.............................................................          $     349    $    205
                                                                                                         =========    ========

          SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
            Acquisition of property and equipment under capital leases.........................          $   1,969    $  1,286
                                                                                                         =========    ========
            Issuance of preferred stock and common stock warrants..............................          $       -    $    781
                                                                                                         =========    ========
            Deferred stock-based compensation..................................................          $       -    $ 11,752
                                                                                                         =========    ========
            Issuance of note receivable to related party.......................................          $       -    $    270
                                                                                                         =========    ========
            Unrealized gain on investments.....................................................          $     226    $      -
                                                                                                         =========    ========


See accompanying notes to condensed financial statements.

                                  CORIO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. ("Corio" or the "Company") and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2000.

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

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

                                                                        MARCH 31,
                                                                  -----------------------
                                                                     2001         2000
                                                                  ---------    ----------
                Preferred stock.................................          -        29,965
                Preferred stock warrants........................        372           989
                Common stock subject to repurchase..............         68            89
                Common stock options and warrants...............     15,619        10,022

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

NOTE 2 - RESTRICTED CASH

     In connection with a facility lease, the Company is required to provide a $7 million letter of credit as security for the lease. As of March 31, 2001, a $7 million certificate of deposit, which matures April 2002, is held as collateral by a financial institution for guarantee of the letter of credit. The certificate of deposit is recorded as restricted cash on the condensed balance sheet .

NOTE 3 - ACCOUNTS RECEIVABLE

     The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at March 31, 2001 and December 31, 2000 were $1.1 million and $555,000, respectively, of unbilled receivables under various professional services and application management contracts.

NOTE 4 - DEBT

     In December 1998, the Company entered into a loan and security agreement to borrow up to $4 million. Borrowings under the agreement incurred interest at 11.5% per annum and were payable in 42 monthly installments. Borrowings under the agreement were collateralized by substantially all of the Company's assets. As of December 31, 2000, $2,901,000 was outstanding. The outstanding amount was repaid in January 2001. In connection with the loan and security agreement, the Company granted the lender warrants to purchase 469,523 shares of series A preferred stock at an exercise price of $1.24 per share. Upon the repayment of the note in January 2001, the unamortized fair value of the warrant was charged to interest expense.

     In December 1999, the Company entered into a guarantee with a lender for a maximum $7 million letter of credit as security on a facility lease. The guarantee was collateralized by certain assets of the Company. In connection with the guarantee, the Company granted the lender a right to purchase shares of series C preferred stock at an exercise price of $6.50 per share. In January 2001, this letter of credit was replaced with a new $7 million letter of credit from another lender. The new letter of credit is collateralized by a $7 million cash deposit. Upon replacement of the letter of credit, the unamortized fair value of the warrant was charged to interest expense.

NOTE 5 - STOCKHOLDERS' EQUITY

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

WARRANTS

     In April 2000, the Company agreed to issue to Ernst & Young L.L.P. ("EY"), on behalf of its consulting division, EY Consulting, four warrants to purchase an aggregate of up to 7,000,000 shares of the Company's common stock at an exercise price of $6.50 per share under the terms of a strategic alliance arrangement. In May 2000, EY completed a sale of substantially all of the business of E&Y Consulting to Cap Gemini, S.A. Upon the completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. ("CGEY"). Under the April 2000 agreement, CGEY was permitted to exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company's July 20, 2000 IPO. The second, third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals of CGEY in each of the Company's 2000, 2001 and 2002 fiscal years. The Company has determined that CGEY did not achieve the minimum target volume revenues for its 2000 fiscal year and as a result, the second warrant for 933,333 shares expired. The third and fourth warrants may be exercised to acquire up to 933,333 and 466,667 shares of common stock, respectively. The value of such performance based warrants is not recorded until earned by CGEY. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the agreement, subject to a cure period.

     On September 27, 2000 CGEY exercised its right to convert 2,333,333 warrants from the initial warrant grant into 960,810 shares of common stock through a cashless exercise.

     At March 31, 2001, 2,333,333 of the initial warrant remained issued and outstanding. The exercise period has been extended to December 31, 2001. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $1.88 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. The fair value of the remaining unexercised initial warrant was $801,000 at March 31, 2001. Amortization expense of $171,000 was recorded as a sales and marketing expense in the quarter ended March 31, 2001.

STOCK-BASED COMPENSATION

     In connection with stock options granted to employees to purchase common stock, the Company recorded deferred charges for stock-based compensation of zero and $11.8 million for the three months ended March 31, 2001 and 2000, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $876,000 and $5.3 million for the three months ended March 31, 2001 and 2000, respectively.

NOTE 6 - SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

     The Company's operations have been classified into two operating segments
(i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

Disaggregated information is as follows (in thousands):

                                                              APPLICATION
                                                              MANAGEMENT    PROFESSIONAL
                                                               SERVICES       SERVICES     UNALLOCATED     TOTAL
                                                             ------------   ------------   -----------    -------
             FOR THE THREE MONTHS ENDED
             MARCH 31, 2001
             Revenues                                         $     8,843   $      4,726   $         -    $ 13,569
             Depreciation and amortization                    $     2,243   $         61   $     1,311    $  3,615
             Segment loss                                     $    (1,850)  $     (1,526)  $   (16,167)   $(19,543)

             FOR THE THREE MONTHS ENDED
             MARCH 31, 2000
             Revenues                                         $     1,137   $      4,143   $         -    $  5,280
             Depreciation and amortization                    $       558   $         49   $     1,072    $  1,679
             Segment loss                                     $    (4,764)  $     (1,328)  $   (22,427)   $(28,519)

     The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

     For the three months ended March 31, 2001, one customer accounted for 12% of total revenues. For the three months ended March 31, 2000, no single customer accounted for 10% or more of total revenues.

     At March 31, 2001, one customer represented 19% of total accounts receivable. As of December 31, 2000, two customers represented 31% of total accounts receivable.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I-
Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2000 Annual Financial Report to Stockholders attached as an appendix to Corio's 2001 Proxy Statement.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH

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

OVERVIEW

     We are a leading enterprise application service provider, or ASP. We provide to our customers application implementation, integration, management and various upgrade services and related hardware and network infrastructure. We implement, integrate and manage the Corio Intelligent Enterprise, a suite of enterprise software applications from leading vendors. Following the rapid implementation of software applications, performed for a fixed fee or on a time and material basis, our customers pay a monthly service fee based largely on the number of applications used and total users.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 and 2000

     REVENUES

     Total revenues increased to $13.6 million for the three months ended March 31, 2001 from $5.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, one customer accounted for 12% of total revenues. For the three months ended March 31, 2000, no single customer accounted for 10% or more of total revenues.

     APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $8.8 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2000. The increase in application management services revenues was primarily due to the increased number of customers, increased number of users, and revenues associated with e-commerce trading exchanges. At March 31, 2001, the Company had a balance of $2.5 million for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

     PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $4.7 million for the three months ended March 31, 2001 and $4.1 million for the three months ended March 31, 2000. The increase in professional services revenues was primarily due to the increased number of customers and customer contracts. At March 31, 2001, we had a balance of $1.1 million for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work.

COSTS AND EXPENSES

     APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses were $10.7 million for the three months ended March 31, 2001 and $5.9 million for the three months ended March 31, 2000. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

     PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $6.3 million for the three months ended March 31, 2001 and $5.5 million for the three months ended March 31, 2000. The largest component of the increase was attributable to costs for subcontractors to perform services under professional services engagements. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators, and other factors.

RESEARCH AND DEVELOPMENT. Research and development expenses were $2.7 million for the three months ended March 31, 2001 and $2.2 million for the three months ended March 31, 2000. Research and development expenses as a percentage of total revenues were 20% for the three months ended March 31, 2001 and 42% for the three months ended March 31, 2000. The largest components of the increase were attributable to the growth in personnel costs and facilities expense.

  SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.9 million for the three months ended March 31, 2001 and $9.6 million for the three months ended March 31, 2000. Sales and marketing expenses as a percentage of total revenues were 51% for the three months ended March 31, 2001 and 182% for the three months ended March 31, 2000. The decrease in sales and marketing expenses reflects a decline in incentive compensation as well as lower spending on advertising and tradeshows. Sales and marketing expenses also include amortization of costs associated with warrants issued to a software vendor and Cap Gemini Ernst & Young of none and $171,000 and zero for the three months ended March 31, 2001 and 2000, respectively.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.4 million for the three months ended March 31, 2001 and $4.8 million for the three months ended March 31, 2000. General and administrative expenses as a percentage of total revenues were 47% for the three months ended March 31, 2001 and 90% for the three months ended March 31, 2000. The largest component of the increase was attributable to the growth in personnel costs and facility related costs .

     AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was $876,000 for the three months ended March 31, 2001 and $5.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, all options granted were granted at fair value; consequently there was no deferred stock-based compensation for the quarter compared to the three months ended March 31, 2000, when $11.8 million in deferred compensation was recorded.

     INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income was $892,000 for the three months ended March 31, 2001 and was $47,000 for the three months ended March 31, 2000. The increase in net interest income was due primarily to higher average cash and investment balances at March 31, 2001, as a result of our IPO. Included in interest expense in the quarter ended March 31, 2001 is a charge of $740,000 reflecting the unamortized fair value of the warrants that were issued in connection with a loan and security agreement that was paid in full January 2001.

     INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the three and nine months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had cash and cash equivalents, short term investments, and restricted cash of $117.1 million, a decrease of $21.6 million from December 31, 2000. The decrease was primarily a result of cash used by operating activities.

     Net cash used in operating activities was $15.5 million for the three months ended March 31, 2001, and $13.4 million used in the three months ended March 31, 2000. The net increase was primarily due to significant changes in amortization of deferred stock compensation, accounts payable, and accrued liabilities offset by a decrease in net loss.

     Net cash used in investing activities was $5.6 million for the three months ended March 31, 2001. Investing activities consisted primarily of purchases of computer equipment of $1.7 million and computer software of $1.8 million, purchase and sale of short term investments as well as $7 million of restricted cash held as security for the Company's leased facility.

     Net cash used by financing activities was $3.1 million and net cash provided by financing activities was $568,000 for the three months ended March 31, 2001 and 2000, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock under the Company's stock plans, offset by repayments of loans and capital leases.

     We have executed a ten-year build-to-suit lease for a facility in San Carlos, California that will require minimum payments $3.5 million in 2001. Total minimum payments under the lease term are $28.8 million.

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

                                 RISK FACTORS

                         Risks Related to Our Business

We have a history of losses and, because for the foreseeable future we expect to increase our investment in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow and may never be profitable.

     We have spent significant funds to date to develop and refine our current services, to create and run an operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of March 31, 2001, we had an accumulated deficit of $168 million.

     We expect to continue to invest significantly in our operations organization and in research and development to enhance current services and expand our service offerings. We also plan to continue to grow our sales force and to spend significant funds to promote our company and our services. We expect to continue to hire additional people in other areas of our company in order to support our business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of users and revenues per customer. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Moreover, because we expect to continue to increase our investment in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.


The emerging high-growth and middle-market companies that currently comprise a substantial majority of our customer base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could adversely affect demand for our services.

     A substantial majority of our current revenue base consists of emerging high-growth and middle-market companies and is comprised primarily of internet, e-commerce trading exchanges and "dot-com" companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could diminish and delay demand for our services.

Our limited history of offering ASP services to customers and the fact that we operate in a new industry for application services expose us to risks that affect our ability to execute our business model.

     We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. We have a limited number of customers and have implemented our services a limited number of times. Because our business model is new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services is evolving. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we try to move up-market to larger, more established customers, the demand for our services is uncertain and the sales process may take longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

     . acquire and retain new customers, particularly larger, more established companies required to create a stable revenue and customer base;

     .  reduce costs associated with the delivery of services to our customers;

     . expand and maintain our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

     . acquire or license third-party software applications at a reasonable cost or at a cost structure beneficial to us;

     . complete successful implementations of our software applications in a manner that is repeatable and scalable;

     . integrate successfully software applications we manage with each other and with our customers' existing systems;

     .  continue to offer new services that complement our existing offerings;

     .  increase awareness of our brand; and

     .  maintain our current, and develop new, strategic relationships.

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

     In order to promote future growth, we expect to continue to expend significant sums in our business, particularly in our operations, professional services, research and development, and sales and marketing organizations. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As our quarterly results fluctuate, they may fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.


Our quarterly operating results may fluctuate due to the nature of our ASP business and other factors affecting our revenues and costs, which could cause our stock price to fall.

     Our financial results will vary over time as our ASP business matures. For each individual customer, in the early months of our engagement we typically recognize professional services revenues associated with implementation of our applications. We then recognize monthly fees from the customer, consisting of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results will continue to vary over time as monthly fees increase as a proportion of total revenue. Third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

     Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

     . the timing of obtaining, implementing and establishing connectivity with individual customers;

     .  the loss of or change in our relationship with important customers;

     . the timing and magnitude of expanding our operations and of other capital expenditures;

     . costs including license fees, relating to the software applications we use;

     .  changes in our pricing policies or those of our competitors;

     . potential changes in the accounting standards associated with accounting for stock or warrant issuances and for revenue recognition; and

     . accounting charges associated with the warrants currently held by third parties, as well as potential accounting charges we may incur in the future relating to stock or warrant issuances to future parties.


Our financial results could vary over time as our business model evolves, which could cause our stock price to fall.

     Our financial results could vary over time as our business and financial model evolves. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we are increasingly unbundling from our fixed monthly fee the cost of software licenses and requiring our customers to obtain licenses to applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

     In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example we are currently in discussions with major third-party software vendors that would require our customers to obtain licenses for software directly from the independent software vendors, rather than through us. Any such new pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.


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

     Implementations of integrated enterprise software applications can be complicated and we have limited experience to date completing implementations of integrated software applications for our customers. We cannot assure you that we will develop the requisite expertise or that we can convince customers that we have the expertise required to implement, host or manage these applications. In addition, because PeopleSoft and Siebel software applications were among our first application offerings, our customers to date have primarily implemented these application offerings and we have limited experience installing many of the other applications we offer. Our reputation will be harmed and sales of our services would decline significantly if we are not able to complete successfully repeated implementations of our enterprise software applications, including those applications with which we have limited or no implementation, hosting or management experience to date.


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


     Our agreement with Cap Gemini Ernst & Young U.S. LLC, or CGEY, provides for exclusive client referrals from CGEY for emerging high-growth and middle-market clients in the Americas. These limitations on exclusivity may limit our ability to benefit from the marketing alliance. This strategic alliance will not be considered a success if it does not generate more customers for us and does not grow our business. Moreover, this alliance may adversely affect our ability to generate new customers through relationships with other systems integration and consulting firms. Finally, it is possible that we may become dependent on CGEY for implementation of our services and, if our relationship with CGEY terminates, we may not be able to find systems integrators to replace the services CGEY is expected to provide us.


Our relationship with CGEY may change in a manner adverse to our business through circumstances beyond our control.

     In April 2000, we entered into a strategic alliance with Ernst & Young on behalf of its consulting division, E&Y Consulting. In May 2000, Ernst & Young completed a sale of substantially all of E&Y Consulting to Cap Gemini. At the time of completion of this sale, E&Y Consulting assigned to Cap Gemini all of its rights and obligations pursuant to its strategic alliance with us. We cannot assure you that the incentives we negotiated with E&Y Consulting will be appropriate for CGEY, and, in fact, it appears that it may be difficult for CGEY to achieve the incentive targets set in the warrants. It is possible that CGEY will fail to devote substantial resources towards generating referrals to us and engaging in joint marketing and sales activities. If CGEY fails to do so, we may be forced to terminate our agreement and cancel some of the warrants held by CGEY. Additionally, as the personal relationships between the professional staff at E&Y Consulting and the auditing group of Ernst & Young LLP change over time as a result of E&Y Consulting's acquisition by Cap Gemini, we may lose some benefit from referrals from Ernst & Young LLP. As a result of all of the foregoing, E&Y Consulting's acquisition by Cap Gemini could result in our relationship with CGEY providing fewer benefits to us than we initially anticipated, and the benefits as a whole may not be substantial.


Any inability to expand sufficiently our enterprise software implementation and systems consulting capabilities could harm our ability to service our customers effectively and could hinder our growth.

     A failure to maintain and expand relationships with third-party systems integrators that we use to implement our services could harm our ability to service our customers effectively. Because of our relationship with CGEY, we may have difficulty retaining the services of other systems integrators, which we may need if our alliance with CGEY terminates or if CGEY performs services in a manner below our customers' expectations. In addition, as we seek to provide applications management services for larger, more established customers, they frequently will utilize the systems integration and consulting services of independent, third-party systems integrators rather than Corio. In such cases, we may receive only modest revenue for implementation and integration services if any. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.


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


Continued growth would strain our operations and require us to incur costs to upgrade our infrastructure and expand our personnel.

  If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage our growth successfully, we must:

  .  improve our management, financial and information systems and controls;

  .  maintain a high level of customer service and support;

  . expand our implementation and consulting resources internally and with third-parties; and

  .  expand, train, manage and retain our employee base effectively.

  There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for our services, manage our billing of customers, manage our sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. For example, we are currently implementing a new billing system and such implementation has been and may continue to be more complex than expected, resulting in inefficiency in the customer billing process. Moreover, any inability to expand our service offerings and employee base commensurate with the demand for our services could cause our revenues to decline.


We will need to perform software upgrades for our customers, and any inability to successfully perform these upgrades could cause interruptions or errors in our customers' software applications, which could increase our costs and delay market acceptance of our services.

  Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for our customers. For example, PeopleSoft, from whom we license a substantial amount of software applications and represented more than half of our applications management services revenue in fiscal 2000, has recently released a new version of its software. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers, and we have not performed a major software upgrade to date. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.


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


We may incur substantial accounting charges as a result of warrants held by Cap Gemini Ernst & Young which may result in significant operating losses over the next several years.

  Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges over the next two years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds warrants to purchase up to approximately 2.3 million shares of our common stock at an exercise price of $6.50 per share, exercisable through December 31, 2001, and up to 1,400,000 million shares based on specific performance metrics achieved by CGEY over the next two years. These warrants and other expenses related to our strategic alliance with CGEY may result in substantial expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, any charges associated with these warrants will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.


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

  Our current and potential competitors primarily include:

  . application service providers and business process outsourcers, such as Agilera, AristaSoft, Breakaway Solutions, Interliant, NaviSite, Qwest Cyber.Solutions, and USinternetworking;

  . systems integrators, such as Accenture, Electronic Data Systems and PricewaterhouseCoopers;

  . internet service providers and web hosting providers, such as XO Communications, DIGEX, Exodus Communications, Frontier Corporation, Genuity, Worldcom and PSINet;

  . software vendors, such as Commerce One, J.D. Edwards, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems;

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

  Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

  . develop and expand their network infrastructures and service offerings more quickly;

  .  adapt to new or emerging technologies and changing customer needs faster;

  .  take advantage of acquisitions and other opportunities more readily;

  . negotiate more favorable licensing agreements with software application vendors;

  .  devote greater resources to the marketing and sale of their products; and

  .  address customers' service-related issues more effectively.


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

  We depend on third-parties, such as XO Communications and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs as our business grows. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components.


System failures caused by us or factors outside of our control could cause us to lose our customers and subject us to liability and increased expenses.

  Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we host our customers' applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use two data centers to house our hardware and to provide network services, but each of our customers is serviced at a single site. While our data center and network providers maintain back-up systems, a natural disaster or similar disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Most of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures and similar events.


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

  We need to expand substantially our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We will also need to increase our technical staff in order to service customers and perform research and development. Competition for qualified sales, marketing, technical and operations personnel is intense as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. For example, voluntary turnover in the second half of 2001 was well above the level of the first half of the year and such a trend, if continued, could result in additional costs and impair our ability to grow our business.

Any future acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business.

  We expect that consolidation in our industry may occur. We may acquire or make investments in complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.


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

  Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. Companies in the ASP industry, such as Pandesic and Red Gorilla, have ceased operations. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.


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

  We may expand our business outside of the United States in the foreseeable future and are presently exploring international expansion opportunities. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. The United States and the European Union have not yet resolved this matter and they may not ever do so in a manner favorable to our customers or us.

Market prices of Internet and technology companies have been highly volatile, and the market for our stock may be volatile as well.

  The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. The market prices of technology companies generally, and technology service companies in particular have been subject to significant downward pressure. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources.


Many significant corporate actions are controlled by our officers, directors and affiliated entities regardless of the opposition of other investors or the desire of other investors to pursue an alternative cause of action.

  Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 53% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the offering.


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

  . Our bylaws limit the ability of our stockholders to call a special meeting and do not permit stockholders to act by written consent.

  . We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

  . Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control.

  . Our certificate of incorporation permits our board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the common stock.

  . Additional provisions of our certificate of incorporation that may serve to delay or prevent an acquisition include a staggered board, advance notice procedures for stockholders to nominate candidates for election as directors, authorization of our board to alter the number of directors without stockholder approval and lack of cumulative voting.


Quantitative and Qualitative Disclosures About Financial Market Risk

  We develop and market our services primarily in the United States. As we expand our operations outside of the United States, our financial results could be affected by factors such as changes in foreign currency rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our services less competitive in international markets.

Interest Rate Risk

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities in accordance with the Company's investment policy. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In March 2001, a customer of Corio began arbitration proceedings with Corio in the American Arbitration Association, claiming $7 million in damages. Corio believes that the case is without merit, and intends to defend the case vigorously, but would settle the dispute on reasonable business terms. Corio expects the damages or settlement amount, if any, to be significantly less than the amount claimed. However, we cannot determine the outcome with any certainty at this time, as we are in the very early stages of arbitration.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

  (c) With the closing of the initial public offering, all outstanding shares of Company's preferred stock automatically converted into 35,297,476 shares of common stock. The issuance of common stock upon automatic conversion of the Company's previously outstanding preferred stock upon consummation of the initial public offer was made in reliance on Section 3(a)(9) of the Securities Act.

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

  After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to March 31, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used were $1.0 million to repay outstanding debt and approximately $25 million to fund operations. The remaining net proceeds were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the quarter ended March 31, 2001.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS

  None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated: May 7, 2001


                                 CORIO, INC.
                                 (Registrant)

                                 By /s/ George Kadifa
                                    --------------------------------------------
                                    George Kadifa
                                    President and Chief Executive Officer

                                 By /s/ Eric J. Keller
                                    --------------------------------------------
                                    Eric J. Keller
                                    Executive Vice President, Finance and
                                    Chief Financial Officer