Form 10-Q
period 2001-06-30
CORIO INC
filed 2001-08-13
CIK 1111001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-Q

[Mark One]

[X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
   1934 for the quarterly period ended June 30, 2001.

                                       OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from                to               .

                         Commission File No. 333-35402

                               ----------------

                                  CORIO, INC.
           (Exact name of the Registrant as specified in its charter)

                  DELAWARE                                77-0492528
       (State or other jurisdiction of      (I.R.S. Employer Identification Number)
       incorporation or organization)

         959 Skyway Road, Suite 100
           San Carlos, California                            94070
  (Address of principal executive offices)                (Zip Code)

                                  650-232-3000
            (The Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   As of July 31, 2001, there were 54,352,233 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  CORIO, INC.

                               ----------------

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                     Index

                                                                       Page No.
                                                                       --------
                    PART I. FINANCIAL INFORMATION

 Item 1. Condensed Financial Statements (Unaudited):

         Condensed Balance Sheets
          June 30, 2001 and December 31, 2000.......................       3

         Condensed Statements of Operations
          Three Months Ended June 30, 2001 and 2000 and the Six
          Months Ended
          June 30, 2001 and 2000....................................       4

         Condensed Statements of Cash Flows
          Six Months Ended June 30, 2001 and 2000...................       5

         Notes to Condensed Financial Statements....................       6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................      10

 Item 3. Quantitative and Qualitative Disclosures about Market
         Risk.......................................................      26

                      PART II OTHER INFORMATION

 Item 1. Legal Proceedings..........................................      27

 Item 2. Change in Securities and Use of Proceeds...................      27

 Item 3. Defaults upon Senior Securities............................      27

 Item 4. Submission of Matters to a Vote of Security Holders........      27

 Item 5. Other Information..........................................      28

 Item 6. Exhibits...................................................      28

         Signatures.................................................      29

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                  CORIO, INC.

                            CONDENSED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                  (Unaudited)

                                                          June 30,  December 31,
                                                            2001      2000(1)
                                                          --------  ------------
                         Assets
--------------------------------------------------------
Current assets:
  Cash and cash equivalents.............................  $ 39,449    $ 58,455
  Short-term investments................................    58,646      80,326
  Restricted cash.......................................     7,000         --
  Accounts receivable, net of allowance of $708 and $911
   at June 30, 2001 and
   December 31, 2000, respectively......................     4,476       7,780
  Prepaid expenses and other current assets.............     2,669       2,293
                                                          --------    --------
   Total current assets.................................   112,240     148,854
Property and equipment, net.............................    27,673      28,221
Intangibles, net........................................       141         564
Other assets............................................     1,943       3,645
                                                          --------    --------
   Total assets.........................................  $141,997    $181,284
                                                          ========    ========

          Liabilities and Stockholders' Equity
--------------------------------------------------------

Current liabilities:
  Accounts payable......................................  $  7,023    $  8,910
  Accrued liabilities...................................    11,904      12,616
  Deferred revenue......................................     3,248       3,196
  Current portion of notes payable......................       354       1,565
  Current portion of capital lease obligations..........     6,966       6,051
                                                          --------    --------
   Total current liabilities............................    29,495      32,338
Notes payable less current portion......................       347       1,336
Capital lease obligations less current portion..........     7,841       9,073
Other liabilities.......................................       748         694
                                                          --------    --------
   Total liabilities....................................    38,431      43,441

Commitments

Stockholders' equity:
  Preferred stock: $0.001 par value; 10,000,000 shares
   authorized;..........................................       --          --
  Common stock: $0.001 par value; 200,000,000 shares
   authorized;
   50,271,582 and 49,288,222 shares issued and
   outstanding at June 30, 2001 and December 31, 2000,
   respectively.........................................        50          49
  Additional paid-in capital............................   305,249     299,052
  Unrealized gain on investments........................       257         --
  Deferred stock-based compensation.....................   (16,302)    (13,234)
  Accumulated deficit...................................  (185,688)   (148,024)
                                                          --------    --------
   Total stockholders' equity...........................   103,566     137,843
                                                          --------    --------
   Total liabilities and stockholders' equity...........  $141,997    $181,284
                                                          ========    ========

--------
(1) Derived from audited financial statements.

           See accompanying notes to condensed financial statements.

                                  CORIO, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                         Three months      Six months ended
                                        ended June 30,         June 30,
                                       ------------------  ------------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
REVENUES:
  Application management services..... $  8,073  $  2,780  $ 16,916  $  3,917
  Professional services and other.....    3,393     7,613     8,119    11,756
                                       --------  --------  --------  --------
    Total revenues....................   11,466    10,393    25,035    15,673

COSTS AND EXPENSES:
  Application management services.....   10,207     8,192    20,899    14,093
  Professional services and other.....    3,411     7,211     9,663    12,682
  Research and development............    2,553     3,037     5,246     5,270
  Sales and marketing.................    6,450    10,817    13,320    20,410
  General and administrative..........    5,604     6,033    12,013    10,783
  Restructuring charges...............    1,413       --      1,413       --
  Amortization of stock based
   compensation.......................      851     3,977     1,728     9,234
  Amortization of intangible assets...      212       531       423     1,172
                                       --------  --------  --------  --------
    Total operating expenses..........   30,701    39,798    64,705    73,644
Loss from operations..................  (19,235)  (29,405)  (39,670)  (57,971)
Interest and other income.............    1,621       633     3,631     1,000
Interest and other expense............     (507)     (366)   (1,625)     (686)
                                       --------  --------  --------  --------
Net loss.............................. $(18,121) $(29,138) $(37,664) $(57,657)
                                       ========  ========  ========  ========
Basic and diluted net loss per share
 ..................................... $  (0.36) $ (14.52) $  (0.75) $ (31.08)
                                       ========  ========  ========  ========
Shares used in computation--basic and
 diluted..............................   50,204     2,007    50,059     1,855
                                       ========  ========  ========  ========


           See accompanying notes to condensed financial statements.

                                  CORIO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................. $(37,664) $(57,657)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization..........................    7,411     3,776
    Amortization of intangibles............................      423     1,172
    Amortization of deferred stock-based compensation......    1,728     9,234
    Compensation for grants of stock, options and warrants
     in exchange for services..............................      742     2,648
    Changes in assets and liabilities:
      Accounts receivable..................................    3,303    (5,209)
      Prepaid expenses and other current assets............     (243)     (573)
      Accounts payable.....................................   (1,887)   11,412
      Accrued liabilities..................................     (659)    4,731
      Deferred revenue.....................................       52     1,288
      Other liabilities....................................      --        241
                                                            --------  --------
        Net cash used in operating activities..............  (26,794)  (28,937)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.......................  (26,174)      --
  Sales of marketable securities...........................   48,111       --
  Increase in restricted cash..............................   (7,000)      --
  Purchase of property and equipment.......................   (3,325)  (13,154)
  Other assets.............................................      838    (3,117)
                                                            --------  --------
        Net cash provided by (used in) investing
         activities........................................   12,450   (16,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net...........      --     54,460
  Proceeds from sale of common stock and exercise of stock
   options                                                     1,392       975
  Proceeds from note receivable from stockholder...........      --         15
  Payments on notes payable and capital lease obligations..   (6,054)   (1,092)
                                                            --------  --------
        Net cash (used in) provided by financing
         activities........................................   (4,662)   54,358
                                                            --------  --------
Net decrease (increase) in cash and cash equivalents.......  (19,006)    9,150
Cash and cash equivalents, beginning of period.............   58,455    37,177
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 39,449  $ 46,327
                                                            ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................... $    851  $    488
                                                            ========  ========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital
   leases.................................................. $  3,538  $  2,942
                                                            ========  ========
  Issuance of preferred stock and common stock warrants.... $    --   $ 36,928
                                                            ========  ========
  Issuance of stock and options in exchange for services... $     29  $    --
                                                            ========  ========
  Deferred stock-based compensation........................ $  4,796  $ 13,910
                                                            ========  ========
  Unrealized gain on investments........................... $    257  $    --
                                                            ========  ========

           See accompanying notes to condensed financial statements.

                                  CORIO, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies

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

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

                                                                     June 30,
                                                                   -------------
                                                                    2001   2000
                                                                   ------ ------
     Preferred stock..............................................    --  35,298
     Preferred stock warrants.....................................    372  1,054
     Common stock subject to repurchase...........................     49    798
     Common stock options and warrants............................ 20,244 14,567

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 and 138, is effective for fiscal years beginning after June 15, 2000. To date, the Company has not engaged in any derivative or hedging activities. Accordingly, the adoption of the new standard had no effect on its financial statements.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for

                                  CORIO, INC.

acquisitions and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS No. 141 will not have a material effect on its financial statements.

   SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the SFAS No. 142. For goodwill acquired by June 30, 2001, SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS No. 142. The Company believes SFAS No. 142 will not have a material effect on its financial statements.

Note 2--Restricted Cash

   In connection with a facility lease, the Company is required to provide a $7 million letter of credit as security for the lease. As of June 30, 2001, a $7 million certificate of deposit, which matures April 2002, is held as collateral by a financial institution for guarantee of the letter of credit. The certificate of deposit is recorded as restricted cash on the condensed balance sheet.

Note 3--Accounts Receivable

   The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at June 30, 2001 and December 31, 2000 were $991,000 and $555,000, respectively, of unbilled receivables under various application management and professional services contracts.

Note 4--Debt

   In December 1998, the Company entered into a loan and security agreement to borrow up to $4 million. Borrowing under the agreement incurred interest at 11.5% per annum and was repayable in 42 monthly installments. Borrowing under the agreement was collateralized by substantially all of the Company's assets. As of December 31, 2000, $2,901,000 was outstanding. The outstanding amount was repaid in January 2001. In connection with the loan and security agreement, the Company granted the lender warrants to purchase 469,523 shares of series A preferred stock at an exercise price $1.24 per share. Upon the repayment of the note in January 2001, the unamortized fair value of the warrant was charged to interest expense.

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

                                  CORIO, INC.

Upon the completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. ("CGEY"). Under the April 2000 agreement, CGEY was permitted to exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company's July 20, 2000 IPO. The third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals from CGEY in each of the Company's 2001 and 2002 fiscal years. The Company has determined that CGEY did not achieve the minimum target volume revenues for its 2000 fiscal year and as a result, the second warrant for 933,333 shares expired. The third and fourth warrants may be exercised to acquire up to 933,333 and 466,667 shares of common stock, respectively. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by mutual consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the mutual agreement subject to a cure period.

   On September 27, 2000 CGEY exercised its right to convert 2,333,333 warrants into 960,810 shares of common stock through a cashless exercise.

   At June 30, 2001, 2,333,333 of the initial warrant remained issued and outstanding. The exercise period has been extended to December 31, 2001. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $1.25 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of
1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. The fair value of the remaining unexercised initial warrant was $336,000 at June 30, 2001. A reduction of $138,000 to amortization expense was recorded in sales and marketing expense in the quarter ended June 30, 2001.

Stock-Based Compensation

   In connection with stock options granted to employees to purchase common stock, the Company recorded deferred charges for stock-based compensation of $4.8 million and $13.4 million for the six months ended June 30, 2001 and 2000, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $1.7 million and $9.2 million for the six months ended June 30, 2001 and 2000, respectively.

                                  CORIO, INC.

Note 5--Significant Customer Information and Segment Reporting Information

   The Company's operations have been classified into two operating segments
(i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

   Disaggregated information is as follows (in thousands):

                                 Application
                                 Management  Professional
                                  Services     Services   Unallocated  Total
                                 ----------- ------------ ----------- --------
For the Three Months Ended
 June 30, 2001
Revenues.......................   $  8,073     $ 3,393     $    --    $ 11,466
Depreciation and amortization..   $  2,397     $    60     $  1,339   $  3,796
Segment loss...................   $ (2,308)    $  (156)    $(15,657)  $(18,121)

For the Three Months Ended
 June 30, 2000
Revenues.......................   $  2,780     $ 7,613     $    --    $ 10,393
Depreciation and amortization..   $     86     $    59     $  1,372   $  1,517
Segment profit (loss)..........   $ (5,412)    $   402     $(24,128)  $(29,138)

For the Six Months Ended
 June 30, 2001
Revenues.......................   $ 16,916     $ 8,119     $    --    $ 25,035
Depreciation and amortization..   $  4,640     $   121     $  2,650   $  7,411
Segment loss...................   $ (4,158)    $(1,682)    $(31,824)  $(37,664)

For the Six Months Ended June
 30, 2000
Revenues.......................   $  3,917     $11,756     $    --    $ 15,673
Depreciation and amortization..   $  1,226     $   108     $  2,442   $  3,776
Segment loss...................   $(10,175)    $  (926)    $(46,556)  $(57,657)

   The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

   For the six months ended June 30, 2001, one customer accounted for 10% of total revenues. For the six month period ended June 30, 2000, one customer accounted for 10% of total revenues.

   At June 30, 2001, one customer represented 10% of total accounts receivable. No single customer accounted for more than 10% of total accounts receivable at June 30, 2000.

Note 6--Restructuring Charges

   During the quarter ended June 30, 2001, we initiated cost-saving actions resulting in restructuring charges of $1.4 million. These charges included $435,000 for estimated payments for the cancellation of a facility lease contract and $821,000 for severance benefits paid or to be paid to employees involuntarily terminated, and a $157,000 impairment charge to dispose of certain operating assets. We anticipate paying substantially all of the accrued restructuring-related costs at June 30, 2001 of approximately $590,000 during the quarter ending September 30, 2001.

Note 7--Subsequent Events

   We have executed a five year build-to-suit lease for a facility in Phoenix, Arizona that will require minimum payments of approximately $156,000 in 2001 and $535,000 in 2002. Total minimum payments under the lease term are $2.7 million.

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

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

 Revenues

   Total revenues increased to $11.5 million for the three months ended June 30, 2001 from $10.4 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, no single customer accounted for more than 10% of total revenues. For the six months ended June 30, 2000, one customer accounted for 10% total revenues. Total revenues increased to $25.0 million for the six months ended June 30, 2001 from $15.7 million for the six months ended June 30, 2000.

   Application Management Services Revenues. Revenues from our application management services were $8.1 million for the three months ended June 30, 2001 and $2.8 million for the three months ended June 30, 2000. Revenues from our application management services were $16.9 million for the six months ended June 30, 2001 and $4.0 million for the six months ended June 30, 2000. The increase in application management services revenues was primarily due to the increased number of customers, increased number of users, revenues associated with e-commerce trading exchanges and approximately $850,000 non recurring revenues from customer contract terminations. At June 30, 2001, the Company had a balance of $2.5 million for deferred application management services revenues from several customers who prepaid a portion of their contracts. These deferred revenues will be recognized as the related services are provided over the life of the contract.

   Professional Services and Other Revenues. Our professional services and other revenues were $3.4 million for the three months ended June 30, 2001 and $7.6 million for the three months ended June 30, 2000. Our professional services and other revenues were $8.1 million for the six months ended June 30, 2001 and $11.8 million for the six months ended June 30, 2000. The decrease in professional services revenues from 2000 to 2001 was primarily due to the decreased number of new customer implementations as well as customer use of third party integrators for project implementations. At June 30, 2001, we had a balance of $720,000 for deferred professional services revenues resulting from customer payments that we required in advance of commencing our professional services work.

 Costs and Expenses

   Application Management Services Expenses. Application management services expenses were $10.2 million for the three months ended June 30, 2001 and $8.2 million for the three months ended June 30, 2000. Application management services expenses were $20.9 million for the six months ended June 30, 2001 and $14.1 million for the six months ended June 30, 2000. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

   Professional Services and Other Expenses. Professional services and other expenses were $3.4 million for the three months ended June 30, 2001 and $7.2 million for the three months ended June 30, 2000. Professional services and other expenses were $9.7 million for the six months ended June 30, 2001 and $12.7 million for the six months ended June 30, 2000. The largest component of the decrease was attributable to the reduction in personnel costs. Another significant component of the decrease included reduced costs for subcontractors to perform services under professional services engagements.

   Research and Development. Research and development expenses were $2.6 million for the three months ended June 30, 2001 and $3.0 million for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenues were 22% for the three months ended June 30, 2001 and 29% for the three months ended June 30, 2000. Research and development expenses were $5.2 million for the six months ended June 30, 2001 and $5.3 million for the six months ended June 30, 2000. Research and development expenses as a percentage of total revenues were 21% for the six months ended June 30, 2001 and 34% for the six months ended June 30, 2000. The largest component of the decrease was attributable to a decrease in personnel costs and facilities expense.

   Sales and Marketing Expenses. Sales and marketing expenses were $6.5 million for the three months ended June 30, 2001 and $10.8 million for the three months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenues were 56% for the three months ended June 30, 2001 and 104% for the three months ended June 30, 2000. Sales and marketing expenses were $13.3 million for the six months ended June 30, 2001 and $20.4 million for the six months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenues were 53% for the six months ended June 30, 2001 and 130% for the six months ended June 30, 2000. The decrease in sales and marketing expense reflects a decline in incentive compensation as well as lower spending on advertising and tradeshows. Sales and marketing expenses also include amortization costs associated with warrants issued to a software vendor and Cap Gemini Ernst & Young of $(138,000) and $(148,000) for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000 Sales and Marketing expense included $1.8 million, and $2.8 million respectively of amortization costs associated with these warrants.

   General and Administrative Expenses. General and administrative expenses were $5.6 million for the three months ended June 30, 2001 and $6.0 million for the three months ended June 30, 2000. General and administrative expenses as a percentage of total revenues were 49% for the three months ended June 30, 2001 and 58% for the three months ended June 30, 2000. General and administrative expenses were $12.0 million for the six months ended June 30, 2001 and $10.8 million for the six months ended June 30, 2000. General and administrative expenses as a percentage of total revenues were 48% for the six months ended June 30, 2001 and 69% for the six months ended June 30, 2000. For the three months ended June 30, 2001 the largest component of the decrease was attributable to the decrease in personnel costs and facility related costs. For the six months ended June 30, 2001 the largest component of the increase was attributable to the growth in personnel costs.

   Restructuring Charges. During the quarter ended June 30, 2001, we initiated cost-saving actions resulting in restructuring charges of $1.4 million. These charges included $435,000 for estimated payments for the cancellation of a facility lease contract and $821,000 for severance benefits paid or to be paid to employees involuntarily terminated, and a $157,000 impairment charge to dispose of certain operating assets. We anticipate paying substantially all of the accrued restructuring-related costs at June 30, 2001 of approximately $590,000 during the quarter ending September 30, 2001.

   Amortization of Stock-Based Compensation. Amortization of deferred stock-based compensation was $851,000 for the three months ended June 30, 2001 and $4.0 million for the three months ended June 30, 2000. Amortization of deferred stock-based compensation was $1.7 million for the six months ended June 30, 2001 and $9.2 million for the six months ended June 30, 2000.

   Interest and Other Income and Expense. Net interest and other income was $1.1 million for the three months ended June 30, 2001 and was $267,000 for the three months ended June 30, 2000. Net interest and other income was $2.0 million for the six months ended June 30, 2001 and was $314,000 for the six months ended June 30, 2000. The increase in net interest income was due primarily to higher average cash and investment balances at June 30, 2001. Included in interest expense in the six months ended June 30, 2001 is a charge of $740,000 reflecting the unamortized fair value of the warrants that were issued in connection with a loan and security agreement that was paid in full in January 2001.

   Income Taxes. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the three and six months ended June 30, 2001 and 2000.

Liquidity and Capital Resources

   As of June 30, 2001, we had cash and cash equivalents, short term investments, and restricted cash of $105.1 million, a decrease of $33.7 million from December 31, 2000. The decrease was primarily a result of cash used by operating activities as well as repayment of debt.

   Net cash used in operating activities was $26.8 million and $28.9 million for the six months ended June 30, 2001 and 2000, respectively. The net decrease was primarily due to significant changes in amortization of deferred stock compensation, accounts payable, accounts receivables and accrued liabilities offset by a decrease in the net loss.

   Net cash provided by investing activities was $12.5 million for the six months ended June 30, 2001 compared to $16.3 million used in investing activities in the six months ended June 30, 2000. Investing activities consisted primarily of purchases of computer equipment of $1.5 million and computer software of $1.8 million, purchase and sale of short term investments as well as $7 million of restricted cash held as security for the Company's leased facility.

   Net cash used by financing activities for the six months ended June 30, 2001 was $4.7 million. Net cash provided by financing activities was $54.4 million for the six months ended June 30, 2000. Financing activities consisted primarily of the proceeds from the issuance of preferred stock, loans and exercise of stock options offset by repayments of loans and capital leases.

   We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for the next 12 months. We expect that we will need or desire to raise additional funds in order to support expansion, develop new or enhanced services or technologies, respond to competitive pressures, acquire complementary businesses or respond to unanticipated requirements. We cannot be sure that additional funding, if needed, will be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs. If we succeed in raising additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these securities could also impose restrictions on our operations.

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

   We have spent significant funds to date to develop and refine our current services, to create and run an operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of June 30, 2001, we had an accumulated deficit of $186 million.

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

   Our financial results will vary over time as our ASP business matures. For each individual customer, we typically recognize professional services revenues associated with the implementation of our applications during the early months of our engagement. We then recognize monthly fees from the customer, consisting of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results will continue to vary over time as monthly fees increase as a portion of total revenue. Third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

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

   In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example for future customers of our Siebel services, our customers must obtain licenses for Siebel software directly from Siebel, and we are currently in discussions with another major third-party software vendor that would require our customers to obtain licenses for software directly from that vendor, rather than through us. Such new pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

We depend on software vendors to supply us with the software necessary to provide our services, and the loss of access to this software or any decline or obsolescence in its functionality could cause our customers' businesses to suffer, which, in turn, could harm our revenues and increase our costs.

   We offer our customers software applications from third parties, such as BroadVision, Commerce One, PeopleSoft, SAP and Siebel Systems, that we in turn incorporate into the services we provide to customers. Our agreements with third-party software vendors are non-exclusive, are for limited terms ranging from two to five years and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to "host-only" relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft and Siebel, we rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to use the software that we license from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers' businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

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

   Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for certain of our customers. For example, PeopleSoft, from whom we license a substantial amount of software applications and represented more than half of our applications management services revenue in fiscal 2000, has recently released a new version of its software. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers, and we have not performed a major software upgrade to date. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

   Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges over the next two years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds warrants to purchase up to approximately 2.3 million shares of our common stock at an exercise price of $6.50 per share, exercisable through December 31, 2001, and up to 1,400,000 million shares based on specific performance metrics achieved by CGEY through year 2002. These warrants and other expenses related to our strategic alliance with CGEY may result in substantial expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, any charges associated with these warrants will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.

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

   Our current and potential competitors primarily include:

  . application service providers and business process outsourcers, such as Agilera, AppShop, AristaSoft, Blue Star Solutions, Breakaway Solutions, NaviSite, Qwest Cyber.Solutions, Surebridge and USinternetworking;

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

   We depend on third-parties, such as XO Communications and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

   We may expand substantially our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. Competition for qualified sales, marketing, technical and operations personnel is intense as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

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

   We cannot assure you that we will be able to protect or maintain our intellectual property from infringement or misappropriation from others. In particular, our business would be harmed if we were unable to protect our Orion technology platform, our trademarks or our other software and confidential and proprietary information. Agreements on which we rely to protect our intellectual property rights and the trade secret, copyright and other laws on which we rely may only afford limited protection to these rights. In addition, we currently have no patents, which limits significantly our ability to protect our proprietary rights in the event they are infringed. Any infringement or misappropriation of our intellectual property could reduce our competitive advantage, divert management attention, require us to develop technology and cause us to incur expenses to enforce our rights.

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

   We may expand our business outside of the United States in the foreseeable future and are presently exploring international expansion opportunities. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. For information transmitted from the European Union to the United States, we may need to qualify for the safe harbor to the European Union privacy directive or for another exemption, and there is no guarantee that we will be able to so qualify.

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

   Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 44% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the offering.

Delaware law and our charter, bylaws and contracts provide anti-takeover defenses that could delay or prevent an acquisition of us, even if an acquisition would be beneficial to our stockholders.

   Provisions of Delaware law, our certificate of incorporation, bylaws and contracts could delay, defer or prevent an acquisition or change of control of us, even if an acquisition would be beneficial to our stockholders, and this could adversely affect the price of our common stock.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In March 2001, a customer began arbitration proceedings against the Company in the American Arbitration Association, claiming $7 million in damages. The Company settled the arbitration on June 28, 2001. The Company is not obligated to make any payments pursuant to the settlement.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

   After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to June 30, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used were $7 million to repay outstanding debt and approximately $41 million to fund operations. The remaining net proceeds were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on April 25, 2001.

   (b) At the Annual Meeting, the stockholders elected Aneel Bhursi, Glenn W. Marschel, Jr. and Ernest von Simson as Class I directors to serve for terms of three years. In addition, the term of office as a director continued after the meeting for the following directors: George Kadifa, James T. Barrett, Ted E. Schlein, Roger S. Siboni, and George J. Still, Jr.

   (c) The stockholders of the Company voted on the following matters at the Annual Meeting:

    1. the election of Class I directors to serve for terms of three years;
       and

    2. ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

   Votes were cast for the election of Aneel Bhursi, Glenn W. Marschel, Jr. and Ernest von Simson as Class I directors as follows:

                                                       VOTES FOR  VOTES WITHHELD
                                                       ---------- --------------
      Aneel Bhursi.................................... 30,495,959    203,664
      Glenn W. Marschel, Jr. ......................... 30,479,301    220,322
      Ernest von Simson............................... 30,483,518    216,105

   The ratification of the appointment of KPMG LLP as independent auditors for fiscal year ending December 31, 2001 was approved as follows:

       30,667,587 votes for approval;
           22,615 votes against; and
            9,421 abstentions.

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit Number Description of Document

        10.17 Letter agreement between the Company and Eric J. Keller, dated May 9, 2001

   (b) The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

                                          CORIO, INC.
                                          (Registrant)

                                          By /s/ George Kadifa
                                            -----------------------------------
                                          George Kadifa
                                          President and Chief Executive
                                           Officer

                                          By  /s/ Barbara J. Posch
                                            -----------------------------------
                                          Barbara J. Posch
                                          Senior Vice President, Finance and
                                          Chief Financial Officer