Form 10-Q
period 2001-09-30
CORIO INC
filed 2001-11-09
CIK 1111001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[Mark One]

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization                  Identification Number)

       959 Skyway Road, Suite 100
         San Carlos, California                             94070
(Address of principal executive offices)                 (Zip Code)

                                  650-232-3000
            (The Registrant's telephone number, including area code)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of October 31, 2001, there were 54,684,544 shares of the Registrant's common stock outstanding.

                                   CORIO, INC.

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      Index

                                                                                                       Page No.
                                                                                                       --------
                                      PART I. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements (Unaudited):

            Condensed Balance Sheets
              September 30, 2001 and December 31, 2000 .............................................       3

            Condensed Statements of Operations
              Three Months Ended September 30, 2001 and 2000 and the Nine
              Months Ended September 30, 2001 and 2000 .............................................       4

            Condensed Statements of Cash Flows
              Nine Months Ended September 30, 2001 and 2000 ........................................       5

            Notes to Condensed Financial Statements ................................................       6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..........................................................................      10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk .............................      23

                                         PART II OTHER INFORMATION

Item 1.     Legal Proceedings ......................................................................      24

Item 2.     Change in Securities and Use of Proceeds ...............................................      24

Item 3.     Defaults upon Senior Securities ........................................................      24

Item 4.     Submission of Matters to a Vote of Security Holders ....................................      24

Item 5.     Other Information ......................................................................      24

Item 6.     Exhibits ...............................................................................      24

            Signatures .............................................................................      25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                   CORIO, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    2001                2000(1)
                                                                                -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents .................................................   $    40,008          $    58,455
  Short-term investments ....................................................        47,665               80,326
  Restricted cash ...........................................................         7,735                    -
  Accounts receivable, net of allowance of $560 and $911 at
    September 30, 2001 and December 31, 2000, respectively ..................         4,082                7,780
  Prepaid expenses and other current assets .................................         2,660                2,293
                                                                                -----------          -----------
    Total current assets ....................................................       102,150              148,854
Property and equipment, net .................................................        25,119               28,221
Intangibles, net ............................................................             -                  564
Other assets ................................................................         1,367                3,645
                                                                                -----------          -----------
    Total assets ............................................................   $   128,636          $   181,284
                                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................   $     7,293          $     8,910
  Accrued liabilities .......................................................        10,277               12,616
  Deferred revenue ..........................................................         3,049                3,196
  Current portion of notes payable ..........................................           476                1,565
  Current portion of capital lease obligations ..............................         6,861                6,051
                                                                                -----------          -----------
    Total current liabilities ...............................................        27,956               32,338
Notes payable less current portion ..........................................           473                1,336
Capital lease obligations less current portion ..............................         6,501                9,073
Other liabilities ...........................................................           843                  694
                                                                                -----------          -----------
    Total liabilities .......................................................        35,773               43,441

Commitments

Stockholders' equity:
  Preferred stock:  $0.001 par value; 10,000,000 shares authorized; .........             -                    -
  Common stock:  $0.001 par value; 200,000,000 shares authorized;
    54,661,628 and 49,288,222 shares issued and outstanding at
    September 30, 2001 and December 31, 2000, respectively ..................            54                   49
  Additional paid-in capital ................................................       305,469              299,052
  Unrealized gain on investments ............................................           497                    -
  Deferred stock-based compensation .........................................       (15,084)             (13,234)
  Accumulated deficit .......................................................      (198,073)            (148,024)
                                                                                ------------         ------------
  Total stockholders' equity ................................................        92,863              137,843
                                                                                -----------          -----------
    Total liabilities and stockholders' equity ..............................   $   128,636          $   181,284
                                                                                ===========          ===========

(1)      Derived from audited financial statements.

            See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ---------------------------     ---------------------------
                                                                   2001            2000            2001            2000
                                                               -----------     -----------     -----------     -----------
REVENUES:
  Application management services ..........................   $    9,724      $    4,310      $   26,640      $    8,227
  Professional services and other ..........................        2,429           9,519          10,548          21,275
                                                               -----------     -----------      ----------      ----------
    Total revenues .........................................       12,153          13,829          37,188          29,502

COSTS AND EXPENSES:
  Application management services ..........................        9,923           8,425          30,822          22,518
  Professional services and other ..........................        2,647           7,161          12,310          19,843
  Research and development .................................        1,916           3,559           7,161           8,829
  Sales and marketing ......................................        4,326           8,209          17,647          28,619
  General and administrative ...............................        4,811           6,862          16,824          17,645
  Restructuring charges ....................................            -               -           1,413               -
  Amortization of stock based
    compensation ...........................................        1,456           3,391           3,184          12,625
  Amortization of intangible assets ........................          141             533             564           1,705
                                                               -----------     -----------     -----------      ----------
    Total operating expenses ...............................       25,220          38,140          89,925         111,784
                                                               -----------     -----------     -----------      ----------
Loss from operations .......................................      (13,067)        (24,311)        (52,737)        (82,282)
Interest and other income ..................................        1,179           2,019           4,810           3,019
Interest and other expense .................................         (497)           (896)         (2,122)         (1,582)
                                                               -----------     -----------     -----------     -----------
Net loss ...................................................      (12,385)        (23,188)        (50,049)        (80,845)
Series E beneficial conversion charge ......................            -         (20,158)              -         (20,158)
                                                               -----------     -----------     -----------      ----------
Net loss attributable to common stockholders
 ...........................................................   $  (12,385)     $  (43,346)     $  (50,049)     $ (101,003)
                                                               ===========     ===========     ===========     ===========

Basic and diluted net loss per share .......................   $    (0.25)     $    (1.14)     $    (1.00)     $    (7.17)
                                                               ===========     ===========     ===========     ===========
Shares used in computation - basic and
  diluted ..................................................       50,527          38,187          50,133          14,096
                                                               ===========     ===========     ===========     ===========

            See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ------------------------
                                                                                      2001           2000
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................    $ (50,049)     $ (80,845)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .............................................       11,235          6,205
    Amortization of intangibles ...............................................          564          1,705
    Amortization of deferred stock-based compensation .........................        3,184         12,625
    Compensation for grants of stock, options and warrants in
      exchange for services ...................................................          466          3,193
    Changes in assets and liabilities:
      Accounts receivable .....................................................        3,698         (4,813)
      Prepaid expenses and other current assets ...............................         (234)           827
      Accounts payable ........................................................       (1,617)         5,095
      Accrued liabilities .....................................................       (2,338)         4,670
      Deferred revenue ........................................................         (147)         1,158
      Other liabilities .......................................................          143            482
                                                                                   ---------      ---------
        Net cash used in operating activities .................................      (35,095)       (49,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities ..........................................      (42,274)             -
  Sales of marketable securities ..............................................       75,431              -
  Increase in restricted cash .................................................       (7,735)             -
  Purchase of property and equipment ..........................................       (4,314)        (9,889)
  Other assets ................................................................        1,351         (3,532)
                                                                                   ---------      ----------
        Net cash (used in) provided by investing activities ...................       22,459        (13,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock, net ..............................            -         54,450
  Proceeds from sale of common stock and exercise of stock options ............        1,723        129,648
  Proceeds from note receivable from stockholder ..............................            -             15
  Payments on notes payable and capital lease obligations .....................       (7,534)        (2,926)
                                                                                   ----------     ----------
        Net cash (used in) provided by financing activities ...................       (5,811)       181,187
                                                                                   ----------     ---------
Net increase (decrease) in cash and cash equivalents ..........................      (18,447)       118,068
Cash and cash equivalents, beginning of period ................................       58,455         37,177
                                                                                   ---------      ---------
Cash and cash equivalents, end of period ......................................    $  40,008      $ 155,245
                                                                                   =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ......................................................    $   1,274      $     946
                                                                                   =========      =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital leases ..................    $   3,819      $   7,999
                                                                                   =========      =========
  Issuance of preferred stock and common stock warrants .......................    $       -      $   1,061
                                                                                   =========      =========
  Conversion of preferred stock to common stock ...............................    $       -      $  54,455
                                                                                   =========      =========
  Issuance of stock and options in exchange for services ......................    $       4      $       -
                                                                                   =========      =========
  Deferred stock-based compensation ...........................................    $   5,034      $  13,425
                                                                                   =========      =========
  Unrealized gain on investments ..............................................    $     497      $       -
                                                                                   =========      =========

           See accompanying notes to condensed financial statements.

                                   CORIO, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. ("Corio" or the "Company") and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2000.

NET LOSS PER SHARE

     Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common securities outstanding during the period. Potentially dilutive common shares are excluded from the computation in loss periods, as their effect would be antidilutive.

     The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

                                                     SEPTEMBER 30,
                                                   ----------------
                                                    2001      2000
                                                   ------    ------
              Preferred stock warrants                372     1,054
              Common stock subject to repurchase    3,936       440
              Common stock options and warrants    15,192    11,833

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combination," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company believes SFAS No. 141 will not have a material effect on its financial statements.

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

NOTE 2 - RESTRICTED CASH

     In connection with a facility lease, the Company is required to provide a $7 million letter of credit as security for the lease. As of September 30, 2001, a $7 million certificate of deposit, which matures April 2002, is held as collateral by a financial institution for guarantee of the letter of credit. The certificate of deposit is recorded as restricted cash on the condensed balance sheet.

     In connection with a facility lease, the Company is required to provide a $735,000 letter of credit as security for the lease. As of September 30, 2001, a $735,000 cash deposit, which matures October 2001, is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the condensed balance sheet.

NOTE 3 - ACCOUNTS RECEIVABLE

     The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at September 30, 2001 and December 31, 2000 were $751,000 and $555,000, respectively, of unbilled receivables under various application management and professional services contracts.

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

     In connection with a facility lease, the Company is required to provide a $735,000 letter of credit as security for the lease. As of September 30, 2001, a $735,000 cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the condensed balance sheet.

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

     At September 30, 2001, 2,333,333 of the initial warrant remained issued and outstanding. The exercise period has been extended to December 31, 2001. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $0.46 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. The fair value of the remaining unexercised initial warrant was $28,000 at September 30, 2001. A reduction of $314,000 to amortization expense was recorded in sales and marketing expense in the quarter ended September 30, 2001.

STOCK-BASED COMPENSATION

     In connection with stock options granted to employees to purchase common stock, the Company recorded deferred charges for stock-based compensation of $5.0 million and $13.4 million for the nine months ended September 30, 2001 and 2000, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $3.2 million and $12.6 million for the nine months ended September 30, 2001 and 2000, respectively.

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

     Disaggregated information is as follows (in thousands):

                                                APPLICATION
                                                 MANAGEMENT     PROFESSIONAL
                                                  SERVICES        SERVICES      UNALLOCATED        TOTAL
                                                  --------        --------      -----------        -----
     FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 2001
     Revenues                                   $     9,724     $     2,429     $         -     $   12,153
     Depreciation and amortization              $     2,458     $        59     $     1,307     $    3,824
     Segment loss                               $      (199)    $      (218)    $   (11,968)    $  (12,385)

     FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 2000
     Revenues                                   $     4,310     $     9,519     $         -     $   13,829
     Depreciation and amortization              $       807     $        70     $     1,552     $    2,429
     Segment profit (loss)                      $    (4,116)    $     2,359     $   (21,431)    $  (23,188)

     FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 2001
     Revenues                                   $    26,640     $    10,548     $         -     $   37,188
     Depreciation and amortization              $     7,099     $       180     $     3,956     $   11,235
     Segment loss                               $    (4,356)    $    (1,900)    $   (43,793)    $  (50,049)

     FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 2000
     Revenues                                   $     8,227     $    21,275     $         -     $   29,502
     Depreciation and amortization              $     2,033     $       178     $     3,994     $    6,205
     Segment loss                               $   (14,291)    $     1,433     $   (67,987)    $  (80,845)

     The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

     No single customer accounted for more than 10% of total revenues for the nine months ended September 30, 2001. For the nine month period ended September 30, 2000, one customer accounted for 10% of total revenues.

At September 30, 2001, one customer represented 13% of total accounts receivable. At September 30, 2000, one customer represented 15% of total accounts receivable.

NOTE 6 - RESTRUCTURING CHARGES

     During the quarter ended June 30, 2001, we initiated cost-saving actions resulting in restructuring charges of $1.4 million. These charges included $435,000 for estimated payments for the cancellation of a facility lease contract and $821,000 for severance benefits paid or to be paid to employees involuntarily terminated, and a $157,000 impairment charge to dispose of certain operating assets. We anticipate paying the remaining accrued restructuring-related costs at September 30, 2001 of approximately $168,000 during the quarter ending December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2000 Annual Financial Report to Stockholders attached as an appendix to Corio's 2001 Proxy Statement.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION (AND EXPRESSLY DISCLAIMS ANY OBLIGATIONS) TO UPDATE OR ALTER ANY SUCH FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF, WHETHER AS A RESULT OF CHANGES, NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" HEREIN. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     REVENUES

     Total revenues decreased to $12.2 million for the three months ended September 30, 2001 from $13.8 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, one customer accounted for more than 12% of total revenues. For the nine months ended September 30, 2000, one customer accounted for 10% of total revenues. Total revenues increased to $37.2 million for the nine months ended September 30, 2001 from $29.5 million for the nine months ended September 30, 2000.

     APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $9.7 million for the three months ended September 30, 2001 and $4.3 million for the three months ended September 30, 2000. Revenues from our application management services were $26.6 million for the nine months ended September 30, 2001 and $8.2 million for the nine months ended September 30, 2000. The increase in application management services revenues was primarily due to the increased number of customers, increased number of users, revenues associated with e-commerce trading exchanges and approximately $971,000 non recurring revenues from customer contract terminations for the quarter ended September 30, 2001. At September 30, 2001, the Company had a balance of $1.8 million for deferred application management services revenues from several customers who prepaid a portion of their contracts. These deferred revenues will be recognized as the related services are provided over the life of the contract.

     PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $2.4 million for the three months ended September 30, 2001 and $9.5 million for the three months ended September 30, 2000. Our professional services and other revenues were $10.5 million for the nine months ended September 30, 2001 and $21.3 million for the nine months ended September 30, 2000. The decrease in professional services revenues from 2000 to 2001 was primarily due to the decreased number of new customer implementations as well as customer use of third party integrators for project implementations. At September 30, 2001, we had a balance of $1.3 million for deferred professional services revenues resulting from customer payments that we required in advance of commencing our professional services work.

     COSTS AND EXPENSES

     APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses were $9.9 million for the three months ended September 30, 2001 and $8.4 million for the three months ended September 30, 2000. Application management services expenses were $30.8 million for the nine months ended September 30, 2001 and $22.5 million for the nine months ended September 30, 2000. The largest component of the increase was the growth in personnel costs. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

     PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $2.6 million for the three months ended September 30, 2001 and $7.2 million for the three months ended September 30, 2000. Professional services and other expenses were $12.3 million for the nine months ended September 30, 2001 and $19.8 million for the nine months ended September 30, 2000. The largest component of the decrease was attributable to the reduction in the number of contracts in process and the reduction in personnel costs. Another significant component of the decrease included reduced costs for subcontractors to perform services under professional services engagements.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $1.9 million for the three months ended September 30, 2001 and $3.6 million for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenues were 16% for the three months ended September 30, 2001 and 26% for the three months ended September 30, 2000. Research and development expenses were $7.2 million for the nine months ended September 30, 2001 and $8.8 million for the nine months ended September 30, 2000. Research and development expenses as a percentage of total revenues were 19% for the nine months ended September 30, 2001 and 30% for the nine months ended September 30, 2000. The largest component of the decrease was attributable to a reduction in the number of projects in process and a decrease in personnel costs and facilities expense.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4.3 million for the three months ended September 30, 2001 and $8.2 million for the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues were 36% for the three months ended September 30, 2001 and 59% for the three months ended September 30, 2000. Sales and marketing expenses were $17.6 million for the nine months ended September 30, 2001 and $28.6 million for the nine months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenues were 47% for the nine months ended September 30, 2001 and 97% for the nine months ended September 30, 2000. The decrease in sales and marketing expense reflects a decline in personnel costs and incentive compensation as well as lower spending on advertising and tradeshows. Sales and marketing expenses also include amortization costs, associated with warrants issued to a software vendor and Cap Gemini Ernst & Young of $(314,000)and $(329,000) for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2000 Sales and Marketing expense included $168,000, and $1.7 million respectively of amortization costs associated with these warrants.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.8 million for the three months ended September 30, 2001 and $6.9 million for the three months ended September 30, 2000. General and administrative expenses as a percentage of total revenues were 40% for the three months ended September 30, 2001 and 50% for the three months ended September 30, 2000. General and administrative expenses were $16.8 million for the nine months ended September 30, 2001 and $17.6 million for the nine months ended September 30, 2000. General and administrative expenses as a percentage of total revenues were 45% for the nine months ended September 30, 2001 and 60% for the nine months ended September 30, 2000. The largest component of the decrease was attributable to the decrease in personnel costs and facility related costs.

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

     AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was $1.5 million for the three months ended September 30, 2001 and $3.4 million for the three months ended September 30, 2000. Amortization of deferred stock-based compensation was $3.2 million for the nine months ended September 30, 2001 and $12.6 million for the nine months ended September 30, 2000. The decrease in amortization was due primarily to the reduction in personnel.

     INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income was $682,000 for the three months ended September 30, 2001 and was $1.1 million for the three months ended September 30, 2000. Net interest and other income was $2.7 million for the nine months ended September 30, 2001 and was $1.4 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001, the decrease in net interest income was due primarily to a decrease in average cash and investment balances at September 30, 2001. For the nine months ended September 30, 2001, the increase in net interest income was due primarily to higher average cash and investment balances at September 30, 2001.

     INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the three and nine months ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had cash and cash equivalents, short-term investments, and restricted cash of $95.4 million, a decrease of $43.4 million from December 31, 2000. The decrease was primarily a result of cash used by operating activities as well as repayment of debt.

     Net cash used in operating activities was $35.1 million and $49.7 million for the nine months ended September 30, 2001 and 2000, respectively. The net decrease was primarily due to a decrease in the net loss and significant changes in amortization of deferred stock compensation, accounts payable, accounts receivables and accrued liabilities.

     Net cash provided by investing activities was $22.5 million for the nine months ended September 30, 2001 compared to $13.4 million used in investing activities in the nine months ended September 30, 2000. Investing activities consisted primarily of purchases of computer equipment of $1.9 million and computer software of $2.4 million, purchase and sale of short term investments as well as an increase of $7.8 million of restricted cash held as security for the Company's leased facility.

     Net cash used by financing activities for the nine months ended September 30, 2001 was $5.8 million. Net cash provided by financing activities was $181.2 million for the nine months ended September 30, 2000. Financing activities consisted primarily of the proceeds from the issuance of common and preferred stock, loans and exercise of stock options offset by repayments of loans and capital leases.

     We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next twelve months.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS


                                  RISK FACTORS

                          Risks Related to Our Business

We have a history of losses and expect that we will continue to incur significant operating losses and negative cash flow and may never be profitable.

     We have spent significant funds to date to develop and refine our current services, to create and run an operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of September 30, 2001, we had an accumulated deficit of $198 million.

     We expect to continue to invest significantly in our operations organization and in research and development to enhance current services and expand our service offerings. We also may continue to grow our sales force and to spend significant funds to promote our company and our services. We expect to continue to hire additional people in other areas of our company in order to support our business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of users and revenues per customer. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Moreover, because we expect to continue to invest in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.

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

     In order to promote future growth, we expect to continue to expend significant sums in our business, for example possibly in our operations, professional services, research and development, and sales and marketing organizations. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As our quarterly results fluctuate, they may fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

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

     . the loss of or change in our relationship with important customers and our ability or inability to collect termination fees from terminating customers;

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

     In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example for future customers of our PeopleSoft and Siebel services, our customers must obtain licenses for software directly from the independent software vendor. Such new pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

We depend on software vendors to supply us with the software necessary to provide our services, and the loss of access to this software or any decline or obsolescence in its functionality could cause our customers' businesses to suffer, which, in turn, could harm our revenues and increase our costs.

     We offer our customers software applications from third parties, such as PeopleSoft, Oracle, SAP and Siebel Systems, that we in turn incorporate into the services we provide to customers. Our agreements with third-party software vendors are non-exclusive, are for limited terms ranging from two to five years and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to "host-only" relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft and Siebel, we rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to use the software that we license from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers' businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

Our licenses for the third-party software we use to deliver our services contain limits on our ability to use them that could impair our growth and operating results.

     The licenses we have for the third-party software we use to deliver our services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, some of our licenses restrict us from selling our services to customers with annual revenues greater than various levels such as $1 billion, and several of our licenses restrict our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

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

Growth could strain our operations and require us to incur costs to upgrade our infrastructure and expand our personnel.

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

     There will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for our services, manage our billing of customers, manage our sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand our service offerings and employee base commensurate with any increase in the demand for our services could cause our revenues to decline.

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

     The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. We cannot assure you that we will be able to enhance existing or develop new services that meet changing customer needs in a timely and cost-effective manner. For example, as software application architecture changes, the software for which we have licenses could become out of date or obsolete and we may be forced to upgrade or replace our technology. For example, this is of particular concern with regard to our enterprise resource planning, or ERP, software, including PeopleSoft, Oracle and SAP. The architecture of the software we currently use for ERP applications is not designed to be hosted. We believe that future software will be written to be hosted. Our existing software application providers may face competition from new vendors who have written hostable software. It may be difficult for us to acquire hostable ERP software from these new vendors and for our software application providers to develop this software quickly or successfully. In either event, the services we offer would likely become less attractive to our customers, which could cause us to lose revenue and market share. Performing upgrades may also require substantial time and expense and even then we cannot be sure that we will succeed in adapting our business to these technological developments. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

We may incur substantial accounting charges as a result of warrants held by Cap Gemini Ernst & Young which may result in significant operating losses over the next several years.

     Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges over the next two years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds warrants to purchase up to approximately 2.3 million shares of our common stock at an exercise price of $6.50 per share, exercisable through December 31, 2001, and up to 1.4 million shares based on specific performance metrics achieved by CGEY through year 2002. These warrants and other expenses related to our strategic alliance with CGEY may result in substantial expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, any charges associated with these warrants will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.

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

     Part of our strategy may be to expand our services by offering our customers additional software applications that address their evolving business needs. We cannot be sure, however, that we will be able to license these applications at a commercially viable cost or at all or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis and, as a result, cannot expand the range of our service offerings, the market for our services will not grow and may decline, and sales of our services will suffer.


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

     .    internet portals, such as AOL Time Warner and Yahoo; and

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

     We depend on third-parties, such as XO Communications and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

     In the future, we may expand substantially our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. Competition for qualified sales, marketing, technical and operations personnel is intense as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

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

     If the number of software applications used by our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications we offer infringes their proprietary rights. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management's attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against them, we would be forced to license different software applications to our customers that may not meet our customers' needs. This could result in a loss of customers and a decline in our revenues.

                          Risks Related to our Industry

We cannot assure you that the ASP market will become viable or grow at a rate that will allow us to achieve profitability.

     Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. This is especially true given the current uncertain macroeconomic environment. Companies in the ASP industry, such as Pandesic and Red Gorilla, have ceased operations. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.

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

     We have customers with international operations and may expand our business outside of the United States in the foreseeable future. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. For information transmitted from the European Union to the United States, we may need to qualify for the safe harbor to the European Union privacy directive or for another exemption, and there is no guarantee that we will be able to so qualify.

General political and economic conditions may reduce our revenues and harm our business.

     Because of the recent economic downturn and political environment, many industries are delaying or reducing technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Moreover, weakness in the technology sector as a whole could negatively affect the cash flow of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

     In addition, global and domestic political conditions, terrorist acts, or acts of war (wherever located in the world) may damage or disrupt global and domestic markets and negatively affect our business, employees, customers, and suppliers, which in turn could have an adverse effect on our operations and our overall profitability.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 44% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material legal proceedings pending.

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

     After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to September 30, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used were $8.8 million to repay outstanding debt and approximately $48 million to fund operations. The remaining net proceeds were invested in short-term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

ITEM 5  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

              None

    (b) The registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: November 9, 2001

                                   CORIO, INC.

                                   By /s/ GEORGE KADIFA
                                      ------------------------------------------
                                      George Kadifa
                                      President and Chief Executive Officer

                                   By  /s/ BARBARA J. POSCH
                                      ------------------------------------------
                                      Barbara J. Posch
                                      Senior Vice President, Finance and
                                      Chief Financial Officer