Form 10-K405
period 2001-12-31
CORIO INC
filed 2002-03-27
CIK 1111001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
Commission File No. 0-27742

Corio, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

77-0492528
(I.R.S. Employer
Identification No.)

959 Skyway Road, Suite 100
San Carlos, CA 94070
(Address of principal executive offices)

(650) 232-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 2002, as reported by the Nasdaq National Market, was approximately $38,815,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2002, there were 55,840,926 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 8, 2002, are incorporated by reference in Parts III of this Form 10-K.

CORIO, INC.

Form 10K

Table of Contents

PART I

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CORIO, INC                                                                                                                                            FORM 10-K

PART I

Forward-Looking Statements

This Report on Form 10-K includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “seek”, “project”, “plan”, “intend”, “believe” or similar words concerning future events.

You should not rely too heavily on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, “Risk Factors” and other sections of this Report on Form 10-K. You should also consult the risk factors listed from time to time in Corio’s Reports on Form 10-Q, 10-Q/A, and 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Item 1.     Business

Overview

We were established in September 1998 by acquiring all of the capital stock of Data Systems Connectors, Inc., or DSCI. At that same time we incorporated in Delaware. We are a leading enterprise application service provider, or ASP. We implement, integrate and manage a suite of enterprise software applications from leading vendors offered to our customers over a secure network. This suite of applications is designed to accommodate the requirements of rapidly growing as well as larger, more mature companies. We enable our customers to avoid many of the significant and unpredictable ongoing application management challenges and costs. Following the rapid implementation of software applications, performed for a fixed fee or on a time and materials basis, our customers pay a monthly service fee based largely on the number of applications used, total users, the level of service required and other factors. By providing application implementation, integration, management and various upgrade services and related hardware and network infrastructure, we reduce the information technology, or IT, burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

We manage software applications from Oracle, PeopleSoft and SAP for enterprise resource planning—the management of various functions within a company, including human resources, finance, management, manufacturing, supply chain, and sales; Siebel Systems for customer relationship management—the management of a company’s relationship with its customers; and SAP Markets for e-commerce. We leverage the capabilities of companies such as (i)Structure and XO Communications to provide our customers leading data center and network infrastructure technologies.

Industry Background

Traditionally, organizations have installed, operated and maintained enterprise software applications internally. The ongoing costs of operating these applications, including patching, upgrading, training and management expenses, are often significant, unpredictable and inconsistent and may increase over time. The emergence of the Internet, the increased communications bandwidth and the re-writing of enterprise software to

CORIO, INC                                                                                                                                            FORM 10-K

be delivered over internet protocal networks are transforming the way enterprise software applications are being provided to customers. Instead of in-house installations, these applications are beginning to be hosted by third parties, in which the hosting company maintains the applications on an off-site server typically in a data center and delivers the applications to customers over the Internet as a service. In addition, competitive pressures have led to a renewed focus on core competencies, with many businesses concluding that building and maintaining IT capabilities across their entire set of applications are not core competencies. In response to these factors, companies are adopting hosted and managed applications rather than managing them in-house.

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

The Corio Solution

We manage tier one enterprise software applications over a secure network for a monthly fee. Our services provide customers the following business benefits:

Lower and More Predictable Costs.    Our customers gain access to services related to tier one applications hosted over a secure network often without many of the significant and unpredictable follow-on software support costs associated with internally-operated IT systems. Following rapid implementation of our applications, for a fixed fee or on a time and material basis, our customers pay a monthly fee.

Tier One Applications.    We host sophisticated enterprise applications for our customers. We offer hosted and managed solutions for software from leading vendors such as Oracle, PeopleSoft, SAP and Siebel Systems.

Accelerated Time to Benefit.    We can typically complete a standard implementation of our services in 8 to 20 weeks. This allows our customers to avoid the longer implementation times frequently experienced with installing and integrating customized, sophisticated applications. Our services enable customers to achieve their desired benefits quickly by reducing the time required to establish or augment their IT capabilities.

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

Services

Our service offerings consist of application management services and professional services.

Application Management Services

Our application management services consist of hosting and managing services for a suite of tier one applications. As of December 31, 2001, our application management services operations team consisted of

CORIO, INC                                                                                                                                            FORM 10-K

96 employees. We price our application management services based on various factors, such as the number and type of applications being licensed, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Most of our customer agreements have three to five year terms.

The application suite that we host and manage is designed to provide our customers enterprise resource planning, customer relationship management and e-business capabilities as well as industry-specific applications. We host and manage each of the services that we offer and are responsible to our customers for these services, regardless of whether we have developed, bought or licensed the underlying technology. We typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime. To maintain this level of service, we have configured our hosted and managed applications for capacity and performance and incorporated into our system a sophisticated backup recovery process. We have also engineered automated upgrade and testing tools that increase our efficiency, reduce our costs and improve our ability to scale our operations. We provide these services through our application management center, which manages and supports the software applications, security infrastructure, networks, hardware and data centers which operate 24 hours a day, seven days a week.

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

Application Management.    The vendors of software applications release minor modifications, or patches, and upgrades for their software applications. Our application management experts use our automated tools and test scripts to review, test and assess each modification or upgrade released by our vendors to determine the compatibility and stability of each modification or upgrade, and then they incorporate appropriate changes and make them available to our customers.

Security Management.    The secure transmission of information over telecommunication networks is a key requirement for our business. We have implemented an effective information security protection program to minimize risk to the confidentiality, integrity and availability of our customers’ mission critical applications and data. Our data protection program is built around a pervasive, multi-layer security model that includes: strong network perimeter defenses, aggressive real-time monitoring, detection and response capability, security enabled at the host and application levels, continuous vulnerability management, physical and operational security and the use of proven security policy management practices.

Infrastructure Management.    Our customers’ data resides on servers that we own, located in secure cages in the data centers we use. Our infrastructure management personnel are responsible for all aspects of our infrastructure requirements, including hardware procurement, installation and configuration. To maintain the integrity and confidentiality of data in our shared hosting environments, we ensure rigid partitioning of each customer’s information.

Data Center and Network Management.    We engage (i)Structure and XO Communications to offer our customers state-of-the-art data centers and network management. To maximize network availability, our application management personnel has, with (i)Structure and others, designed our network architecture to ensure a redundancy of network hardware, facilities infrastructure and telecommunications circuits. Our application management center personnel also ensure that our services support multiple network models and offer our customers a number of connectivity options, including dedicated T1 lines and virtual private networks.

CORIO, INC                                                                                                                                            FORM 10-K

Professional Services

Our professional services, which include initial implementation and ongoing support services, are provided both by our professional services personnel and by third-party systems integrators. We have established a professional services team to implement the hosted applications quickly and efficiently. As of December 31, 2001, our professional services team consisted of 58 employees located throughout the United States. We organize our professional services team by geographic location and application expertise.

We perform professional services pursuant to fixed fee or time and material contracts for consulting, training and implementation of applications.

FastLane is one of our implementation methodologies in which a multi-disciplined team of our IT professionals works with a group of customers. By coordinating the simultaneous implementation of our services for multiple customers, FastLane captures customer requirements early in the sales cycle and leverages our industry-specific implementation and configuration templates.

Technology

Our technology enables integration, automation and hosted deployment of software applications and facilitates the hosting of these applications.

IT Command and Control.    Corio provides an interface to its hosted environments enabling customers to have increased visibility and control over customer resources managed at Corio data centers.

Automation.    Corio automation provides an automation infrastructure and processes designed to enable us to efficiently implement software upgrades, patching and testing. Enhanced automation will better enable us to scale the number of hosted applications we can support. We have accomplished automation for a number of processes to-date.

Hosted Deployment.    We have developed, and continue to refine, technology that allows us to deliver software applications to our customers effectively in an efficient environment over the Internet.

Customers

As of December 31, 2001, we had approximately 50 customers, consisting of small to medium-sized technology companies and Fortune 1000 companies.

For the year ended December 31, 2001, no one customer accounted for more than 10% of total revenue. For the year ended December 31, 2000 one customer accounted for 12% of total revenue. For the year ended December 31, 1999, one customer accounted for 19% of total revenues and a second customer accounted for 18% of total revenues.

Sales and Marketing

We sell and market our services primarily through a direct sales force. Some of our software vendors and systems integrators also pass sales leads on to us. As of December 31, 2001, we had 53 sales and marketing employees. Our sales organization is segmented by geographical location.

We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. We market our services through magazine advertising, directed advertising and targeted events, including tradeshows, conferences and seminars. Our current customers provide references and we feature customer recommendations in our magazine advertising and other promotional activities.

CORIO, INC                                                                                                                                            FORM 10-K

Research and Development

Research and development capabilities are essential to our strategy to enhance and expand the capabilities of our services. We have invested significant resources in creating a structured process for undertaking all our research and development and have recruited engineers and software developers with relevant industry experience. When appropriate, we also use third-party development firms to expand capacity and to provide additional technical expertise. Our total research and development expenses were $3.2 million, $11.9 million and $9.1 million for fiscal 1999, 2000 and 2001, respectively. These amounts exclude stock based compensation expense of $923,000, $1.6 million and ($253,000) in fiscal 1999, 2000 and 2001, respectively. As of December 31, 2001, we had 45 employees in our research and development team.

Competition

We compete primarily on the basis of software functionality, total cost of ownership, performance, service quality and security. Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as EDS, Hewlett Packard, Peoplesoft, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Electronic Data Systems and PricewaterhouseCoopers;

•	Internet service providers and web hosting companies, such as, Cable & Wireless, DIGEX, Genuity, PSINet and Worldcom;

•	software vendors, including Commerce One, Oracle, PeopleSoft, SAP, and Siebel Systems;

•	major technology providers, such as Intel and Microsoft;

The companies listed above may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements and may increase our competitors’ ability to address customer needs with their product and service offerings. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition.

It is possible that new competitors or alliances may emerge and gain market share. These competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services, thus affecting our business, financial condition and results of operations.

Proprietary Rights

Our principal proprietary rights relate to our technology platform and processes and our trademarks. We also have trade secrets relating to other confidential and proprietary information.

We rely on a combination of copyright, trademark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect our intellectual property rights. The license agreements with our customers limit their rights to the technologies that we offer and develop for our customers. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements and restricting access to such information. We have applied for the registration of certain trademarks. To date, we have not secured registration of any of our marks. In addition, we currently have no patents and no patents issued.

CORIO, INC                                                                                                                                            FORM 10-K

Employees

As of December 31, 2001, we had 308 employees, including 53 in sales and marketing, 45 in research and development, 96 in application management services, 58 in professional services and 56 in general and administration. None of our employees is represented by a collective bargaining agreement. We have never experienced a work stoppage and believe our relationship with our employees is good.

Item 2.     Properties

Our headquarters includes approximately 77,000 square feet in San Carlos, California pursuant to a lease that expires in April 2010. We also lease approximately 20,000 square feet in Phoenix, Arizona pursuant to a lease that expires November 2006. We also have regional offices in certain other U.S. locations.

We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.     Legal Proceedings

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

CORIO, INC                                                                                                                                            FORM 10-K

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock has been traded in the over-the-counter market under the symbol CRIO since our initial public offering on July 21, 2000. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market since our initial public offering:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2000
High	—	—	$19.69	$7.06
Low	—	—	$7.66	$1.50
Year Ended December 31, 2001
High	$4.44	$2.01	$1.37	$1.49
Low	$1.75	$1.05	$0.41	$0.42

As of February 28, 2002, we had approximately 8,200 stockholders of record.

Use of Proceeds

On July 20, 2000, the Company effected an initial public offering (the “IPO”), of 10,000,000 shares of its common stock at $14.00 per share, pursuant to a registration statement (No. 333-35402) declared effective by the Securities and Exchange Commission on July 20, 2000. The IPO has been completed, and all shares have been sold. The managing underwriters for the IPO were Goldman, Sachs & Co., Merrill Lynch & Co., Robertson Stephens and Epoch Partners. Aggregate proceeds from the IPO were $140,000,000.

The Company incurred the following expenses in connection with the IPO: underwriters’ discounts and commissions of $9,800,000 and approximately $2,000,000 in other expenses, for a total expense of $11,800,000. No payments constituted direct or indirect payments to directors, officers or general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to any affiliates of the Company.

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to December 31, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used were $11.1 million to repay outstanding debt and approximately $57 million to fund operations. The remaining net proceeds were invested in short-term financial instruments.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have not paid any cash dividends since our incorporation and do not intend to pay any cash dividends in the foreseeable future.

CORIO, INC                                                                                                                                            FORM 10-K

Item 6.     Selected Financial Data

The selected financial data set forth below should be read together with the financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this annual report. The statements of operations data set forth below with respect to the year ended December 31, 1999, December 31, 2000 and December 31, 2001, and the balance sheet data as of December 31, 2000 and 2001 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, included elsewhere in this annual report. The statements of operations data in respect of DSCI for the year ended September 30, 1997 and the eleven months ended data of Corio in respect of the four months ended September 30, 1998 and balance sheet data as of December 31, 1998 are derived from financial statements that are not included in this annual financial report.

In the tables below:

•	we have determined that, due to the application of purchase accounting, the accounts of DSCI prior to our acquisition of DSCI effective September 4, 1998, are not comparable to ours;
•	the statement of operations data for DSCI in 1998 represents the period from October 1, 1997 to the date of our acquisition of DSCI, or September 4, 1998;
•	our statement of operations data in 1998 represents the period from our inception, or September 1, 1998, to December 31, 1998;
•	the balance sheet data for DSCI in 1997 is as of September 30; and
•	the balance sheet data for DSCI in 1998 is as of September 4.

	DSCI		Corio
	Year Ended September 30,		Year Ended December 31,
	1997	1998	1998	1999	2000	2001
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Application management services	$—	$—	$—	$746	$14,990	$35,712
Professional services and other	5,682	4,280	1,292	5,036	28,571	13,868

Total revenues	5,682	4,280	1,292	5,782	43,561	49,580
Costs and Expenses:
Application management services	—	—	—	6,297	32,228	39,553
Professional services and other	2,521	2,185	1,039	7,755	26,046	15,524
Research and development	—	—	93	3,192	11,882	9,112
Sales and marketing	—	—	461	11,930	34,090	21,783
General and administrative	3,011	3,437	2,092	10,416	24,586	21,079
Restructuring and impairment charges	—	—	—	—	—	3,837
Amortization of stock-based compensation	—	—	7	8,524	15,657	5,099
Amortization of intangibles	—	—	730	2,190	2,236	564

Total operating expenses	5,532	5,622	4,422	50,304	146,725	116,551

Income (loss) from operations	150	(1,342)	(3,130)	(44,522)	(103,164)	(66,971)
Interest and other income	107	76	7	541	5,414	5,663
Interest and other expense	(180)	(189)	(78)	(1,019)	(2,073)	(2,567)

Net income (loss)	77	(1,455)	(3,201)	(45,000)	(99,823)	(63,875)
Series E beneficial conversion charge	—	—	—	—	(20,158)	—

Net income (loss) attributable to common stockholders	$77	$(1,455)	$(3,201)	$(45,000)	$(119,981)	$(63,875)

Basic and diluted net loss per share			$(3.89)	$(38.96)	$(5.15)	$(1.27)

Shares used in computation, basic and diluted			823	1,155	23,290	50,296

CORIO, INC                                                                                                                                            FORM 10-K

			Corio
	DSCI		December 31,
	1997	1998	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$284	$501	$1,019	$37,177	$138,781	$85,997
Total assets	966	986	10,006	61,596	181,284	113,290
Notes payable and capital lease obligations, less current portion	—	—	1,586	7,335	10,409	4,942
Total stockholders’ equity (deficit)	256	(1,200)	3,069	36,484	137,843	81,339

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes Regarding Forward-Looking Statements

This report contains forward-looking statements that involve inherent risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. We use words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “seek,” “project,” “believe,” “plan,” “intend,” “future,” “strategy” and other similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that could contribute to differences include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. The information contained in this report is accurate only as of the date of this annual financial report and we assume no obligation to update any statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Overview

We are a leading enterprise application service provider, or ASP. We provide to our customers application implementation, integration, management and various upgrade services and related hardware and network infrastructure. We implement, integrate and manage a suite of enterprise software applications from leading vendors. Following the rapid implementation of software applications, performed for a fixed fee or on a time and material basis, our customers pay a monthly service fee based largely on the number of applications used and total users. Our application management services agreements typically range in duration from three to five years and typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime.

DSCI

In September 1998, we acquired all of the capital stock of Data Systems Connectors, Inc., or DSCI, a predecessor company of ours that provided professional services. As of December 31, 1999, we had substantially completed the contracts originally entered into by DSCI.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 1 to the financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are

CORIO, INC                                                                                                                                            FORM 10-K

used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

The Company evaluates its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. The Company’s process for tracking its progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately.

Revenues

Our revenues consist of Corio application management services revenues and professional services revenues. In addition to including revenues from our professional services activities, professional services revenues included revenues from DSCI consulting services and resale of software and related maintenance by DSCI, or DSCI activities in fiscal year 1999 and prior periods.

Included in our revenue in fiscal 2001 were termination and settlement fees totaling $3.4 million. These termination and settlement fees were primarily the result of emerging high-growth companies experiencing financial difficulties or discontinuing operations. As we move up market and away from high-growth companies, revenue from termination and settlement fees may diminish.
Application Management Services Revenues.    Revenues from application management services consist of monthly fees from ongoing services as well as start-up fees which are recognized ratably as earned over the contract term, which is typically three to five years. We also recognize revenues in respect of customer prepayments for application management services over the contract term. In addition, fees for support services, are recognized as revenue as the services are performed, are included in application management services revenue. We price our application management services based on various factors, such as the number and type of applications being licensed, the number of users covered by a contract and the frequency of access to our

CORIO, INC                                                                                                                                            FORM 10-K

applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Application management services revenues comprised 34% of our total revenues for the year ended December 31, 2000 and 72% of our total revenues for the year ended December 31, 2001. Our standard contract terms include provisions for settlement fees in the event that a customer terminates their contract prior to the expiry of the term. These are recognized as revenue when received. Included in fiscal year 2001 results are non-recurring settlement fees arising from early terminations of approximately $3.4 million and the recognition of prepaid revenue in the amount of $712,000 from a customer that has filed for bankruptcy. There were no customer settlement fees included in fiscal year 2000 revenue.

Professional Services and Other Revenues.    Revenues from professional services consist of fees derived from providing implementation, consulting, training and related services for our customers, as well as DSCI activities. We perform these professional services pursuant to fixed-fee or time and material contracts for consulting, training and implementation of applications. We generally recognize revenues from the delivery of professional services using either time and material method of contract accounting or the percentage-of- completion method of contract accounting as we perform the services. We record losses resulting from fixed-fee contracts at the time the losses become known. Professional services and other revenues comprised 66% of our total revenues for the year ended December 31, 2000 and 28% of our total revenues for the year ended December 31, 2001.

For customers that engage us to perform implementation services, we typically recognize professional services revenues as we implement our applications. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the related application management service contractual term. Our professional services revenues associated with implementation initially had been relatively high compared to monthly fees for application management services. As our customer base grows, application management services revenues are expected to grow as a percentage of revenues.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. The Company’s process for tracking its progress to completion on such arrangements, is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately. At December 31, 2001, the Company has a $503,000 provision for identified losses on contracts in progress at December 31, 2001. The corresponding reserve at December 31, 2000 was $1.0 million. Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimates in the period the revisions are determined.

The Company does not recognize revenue in cases where a customer’s ability to pay is not probable. The company’s method for identifying such situations is primarily through its collections process. When the Company has indications that a customer is facing financial difficulty it reverts to recognizing revenue from them on a cash receipts basis. In addition, for customers not on the cash basis of accounting, the Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. A general reserve is established for all amounts which have not been specifically

CORIO, INC                                                                                                                                            FORM 10-K

identified, based on applying a graduated percentage to each invoice’s relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

In the ordinary course of business, in the year ended December 31, 2001, the Company recorded revenue of $4.4 million arising from transactions with five companies with which it has directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions. The Company has recorded revenue in the year ended December 31, 2000 of $2 million arising from transactions with six companies with which it has directors in common. At December 31, 2000 accounts receivable included approximately $602,000 arising from such transactions.

We record payments received in advance of revenue recognition as deferred revenues. Our deferred revenues were $2.0 million at December 31, 2001 and $3.2 million at December 31, 2000. Deferred revenues at December 31, 2001 and December 31, 2000 included $706,000 and $2.0 million respectively of professional services revenues that will be recognized under the percentage-of-completion method of contract accounting and $1.3 million and $1.2 million respectively of prepaid application management services revenue that will be recognized ratably as earned over the term of the contract. We sometimes invoice for an advance payment from customers under professional services engagements, and our current payment terms under each type of arrangement is net 30 days.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fiscal year ended December 31, 2001 the Company incurred an impairment charge of $2.2 million. The impairment charge was determined following completion of a full fixed asset inventory during the fourth quarter of fiscal year 2001 and relates primarily to abandoned or excess fixed assets, following the Company’s restructuring activities undertaken during the year. To the extent that our estimate of future undiscounted cash flows expected to arise from these assets is less than we have estimated, this could result in future impairment charges.

Cap Gemini Ernst & Young

In April 2000, the Company agreed to issue to Ernst & Young L.L.P. (“EY”), on behalf of its consulting division, EY Consulting, four warrants to purchase an aggregate of up to 7,000,000 shares of the Company’s common stock at an exercise price of $6.50 per share under the terms of a strategic alliance arrangement. In May 2000, EY completed a sale of substantially all of the business of E&Y Consulting to Cap Gemini, S.A. Upon the completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. (“CGEY”). Under the April 2000 agreement, CGEY was permitted to exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company’s July 2000 IPO. The second, third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals of CGEY in each of the Company’s 2000, 2001 and 2002 fiscal years. The Company has determined that CGEY did not achieve the minimum target

CORIO, INC                                                                                                                                            FORM 10-K

volume revenues for its 2000 and 2001 fiscal years and, as a result, the second and third warrants for a total of 1,866,666 shares has expired. The fourth warrant, which expires December 2003, may be exercised to acquire up to 466,667 shares of common stock provided CGEY meets fiscal year 2002 minimum revenue referrals. The value of such performance based warrants is not recorded until earned by CGEY. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the agreement, subject to a cure period.

On September 27, 2000 CGEY exercised its right to convert a portion of the initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise.

At December 31, 2000, 2,333,333 shares of the initial warrant remained issued and outstanding. The exercise period had been extended to December 31, 2001 and has since expired. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $2.06 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. Amortization expense of $164,000 was recorded as a sales and marketing expense in the year ended December 31, 2001.

As the shares outstanding are repurchasable under certain circumstances, in accordance with EITF Issue No. 96-18, the fair value of these shares issued will be remeasured each period through May 2003 using the Black-Scholes option pricing model. The related charges will be recorded as a sales and marketing expense.

Initial Public Offering

In July 2000, the Company completed its initial public offering (“IPO”) of 10 million shares of its common stock, for net proceeds to the Company after deducting underwriters’ discount and other offering expenses of approximately $128 million. Upon the completion of the IPO, all outstanding shares of preferred stock of the Company converted into approximately 35.3 million shares of common stock.

Results of Operations

Years ended December 31, 1999, 2000 and 2001.

Revenues

Total revenues increased to $49.6 million for the year ended December 31, 2001 from $43.6 million for the year ended December 31, 2000 and $5.8 million for the year end December 31, 1999. For the year ended December 31, 2001 no one customer accounted for more than 10% of our total revenues. For the year ended December 31, 2000, one customer accounted for 12% of total revenues. For the year ended December 31, 1999, one customer accounted for 19% of total revenues and a second customer accounted for 18% of total revenues.

Application Management Services Revenues.    Revenues from our application management services, which commenced January 1999, were $35.7 million for the year ended December 31, 2001, $15.0 million for the year ended December 31, 2000 and $746,000 for the year ended December 31, 1999. At December 31, 2001, the Company’s total number of application management customers was 50, compared to 75 at December 31, 2000 and 32 at December 31, 1999. At December 31, 2001, the Company had approximately 70 application management contracts, compared with approximately 120 at December 31, 2000 and with approximately 50 at December 31, 1999. The decrease in the number of customers from 2000 to 2001 while revenue has increased, is the result of the Company’s focus on obtaining new business from larger, established enterprises. At December 31, 2001, December 31, 2000, and December 31, 1999 the Company had a balance of $1.3 million,

CORIO, INC                                                                                                                                            FORM 10-K

$1.2 million and $896,000, respectively, for deferred application management services revenues primarily from customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract. Included in fiscal year 2001 results are settlement fees, comprised principally of termination fees associated with early termination of customer contracts, of approximately $3.4 million and the recognition of prepaid revenue in the amount of $712,000 from a customer that has filed for bankruptcy. There were no customer settlement fees included in fiscal year 2000 revenue.

Professional Services and Other Revenues.    Our professional services and other revenues were $13.9 million for the year ended December 31, 2001, $28.6 million for the year ended December 31, 2000 and $5.0 million for the year ended December 31, 1999. The decrease from 2000 to 2001 was due to the decreased number of customers and size of customer contracts. The increase in professional services revenues from 1999 to 2000 was primarily due to the increased number of customers and customer contracts. At December 31, 2001, we had a balance of $706,000 for deferred professional services revenues and at December 31, 2000, we had a balance of $2 million for deferred professional services revenues. These deferred revenues, resulting from customer payments in advance of commencing our professional services work, will be recognized as revenue as the related services are provided over the contract period.

Costs and Expenses

Application Management Services Expenses.    Application management services expense consists primarily of personnel costs, depreciation and amortization expense, application fees, data center and data communication fees, facilities expense, and outside professional services. Application management services expenses, excluding non-cash stock based compensation of $178,000 in 2001, $579,000 in 2000 and $229,000 in 1999, were $39.6 million for the year ended December 31, 2001, $32.2 million for the year ended December 31, 2000 and $6.3 million for the year ended December 31, 1999. Amortization of deferred costs for warrants issued in 1999 to a service provider was $157,000 in fiscal 2001, $210,000 in fiscal 2000 and $52,000 in fiscal 1999. Application management services expenses have exceeded our application management services revenues as we have invested in this portion of our business in anticipation of future increases in contract volume. From 2000 to 2001, the largest component of the increase was depreciation expense and costs for third party licenses. From 1999 to 2000, the largest component of the increase was the growth in personnel costs which grew from $2.2 million in 1999 to $14.1 million in 2000. Other significant components of the increase included costs for third-party license and support fees, costs of our data center and network providers, facilities expenses and depreciation and lease costs for equipment.

Professional Services and Other Expenses.    Professional services and other expenses consists primarily of personnel costs, outside professional services, facilities, and travel and related expenses. Professional services and other expenses, excluding non-cash stock-based charges of $293,000 in 2001, $1.0 million in 2000 and $427,000 in 1999, were $15.5 million for the year ended December 31, 2001, $26.0 million for the year ended December 31, 2000 and $7.8 million for the year ended December 31, 1999. Of the total professional services expensed personnel costs were approximately $11 million in 2001, $19 million in 2000, and $4 million in 1999. Fees to subcontractors to perform services under professional services engagements were approximately $2.2 million in 2001, $3.4 million in 2000 and $1.7 million in 1999. The largest component of the decrease from 2000 to 2001 was attributable to personnel costs and subcontractor fees. There were 58 professional service employees at December 31, 2001 compared to 132 at December 31, 2000. The largest component of the increase in professional services and other expenses from 1999 to 2000 was attributable to the growth in personnel costs. There were 132 professional services employees at December 31, 2000 compared to 69 at December 31, 1999. Other significant components of the increase from 1999 to 2000 included facilities related expenses. For the year ended December 31, 2000, we achieved a service margin for our professional services organization of approximately 9%. For the years ended December 31, 1999 and December 31, 2001, professional service costs exceed related revenue. We anticipate that professional services revenue and the associated margins will

CORIO, INC                                                                                                                                            FORM 10-K

fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators and other factors. In addition, since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. For the year ended December 31, 2000, the Company recorded a $1 million provision for identified loss contracts. At December 31, 2001, there remained a $503,000 provision for loss contracts.

Research and Development.    Research and development expense consists primarily of personnel costs, depreciation and amortization, facilities and outside professional services. Research and development expenses, excluding non-cash stock based compensation of ($253,000) in 2001, $1.6 million in 2000 and $923,000 in 1999, were $9.1 million for the year ended December 31, 2001, $11.9 million for the year ended December 31, 2000 and $3.2 million for the year ended December 31, 1999. Research and development expenses as a percentage of total revenues were 18% for 2001, 27% for 2000 and 55% for 1999. The largest component of the decrease from 2000 to 2001 was attributable to personnel costs which declined from $8.2 million in 2000 to $6.5 million in 2001. There were 45 research and development personnel at December 31, 2001 compared to 53 at December 31, 2000. The largest components of the increase from 1999 to 2000 were attributable to the growth in personnel costs and facilities expense. Personnel costs increased from $2.6 million in 1999 to $8.2 million in 2000, with the number of personnel at December 31, 1999 at 44. Facilities expenses increased from $184,000 in 1999 to $1.4 million in 2000.

Sales and Marketing Expenses.    Sales and marketing expense consists primarily of personnel costs, incentive compensation, marketing programs, and facilities. Sales and marketing expenses, excluding non-cash stock based compensation of $309,000 in 2001, $4.2 million in 2000 and $2.8 million in 1999, were $21.8 million for the year ended December 31, 2001, $34.1 million for the year ended December 31, 2000 and $11.9 million for the year ended December 31, 1999. Sales and marketing expenses, as a percentage of the total revenues were 44% for the year ended December 31, 2001, 78% for the year ended December 31, 2000 and 206% for the year ended December 31, 1999. The decrease in sales and marketing expenses from 2000 to 2001 was due primarily to payroll and incentive compensation which totaled approximately $11.5 million in 2001 and $17.8 million in 2000 with the number of personnel at December 31, 2001 at 53 compared to 87 at December 31, 2000. Additional decreases were in marketing programs and travel and related expenses. Included in 2001 were charges related to warrant expense of $31,000 compared to $1.2 million in 2000. The increase is sales and marketing expenses from 1999 to 2000 was attributable to increased compensation, commissions and other related costs associated with hiring additional sales representatives, sales and marketing management and marketing personnel. The number of employees in sales and marketing increased from 80 at December 31, 1999 to 87 at December 31, 2000. Increased spending on new customer lead generation activities, advertising and tradeshows, and on market research and collateral items also contributed to the increase in sales and marketing expenses. In addition, the year ended December 31, 1999 included $127,000 related to amortization of costs associated with warrants issued to a software vendor. For the year 2000, charges for amortization of these warrants was $667,000. Sales and marketing expenses also include amortization of costs associated with warrants issued to Cap Gemini Ernst & Young of $164,000 for the year ended December 31, 2001 and $544,000 for the year ended December 31, 2000. There were no similar amortization costs during the comparable period in 1999.

General and Administrative Expenses.    General and administrative expense consists primarily of personnel costs, outside professional services, depreciation and amortization, facilities, and equipment rental. General and administrative expenses, excluding non-cash stock based compensation of $4.6 million in 2001, $8.3 million in 2000 and $4.2 million in 1999, were $21.1 million for the year ended December 31, 2001, $24.6 million for the year ended December 31, 2000, $10.4 million for the year ended December 31, 1999. The largest component of the decrease from 2000 to 2001 was attributable to personnel costs, professional services fees, facilities and related expenses. The largest component of the increase in general and administrative expenses from 1999 to 2000 was attributable to the growth in personnel costs, professional services and facility related costs. General and administrative expenses as a percentage of total revenues were 43% for the year ended December 31, 2001,

CORIO, INC                                                                                                                                            FORM 10-K

56% for the year ended December 31, 2000 and 180% for the year ended December 31, 1999. General and administrative expenses include costs related to our internal information technology and systems architecture, accounting and finance, executive management, human resources, legal and training activities. In addition, the years ended December 31, 2001, 2000 and 1999 include approximately $1.8 million, $2.6 million and $1.8 million of expenses related to amortization of fees paid to a software vendor for a non-competition agreement and preferred partner status. There were 56 general and administrative personnel at December 31, 2001, 86 at December 31, 2000, and 45 at December 31, 1999.

Amortization of Stock-Based Compensation.    Amortization of deferred stock-based compensation was $5.1 million for the year ended December 31, 2001, $15.7 million for the year ended December 31, 2000 and $8.5 million for the year ended December 31, 1999. The decrease from 2000 to 2001 is due to employee terminations during fiscal year 2001. For the year ended December 31, 2001, we issued stock awards to employees with deemed aggregate intrinsic value of $5.3 million compared to $13.9 million for the year ended December 31, 2000 and $23.5 million for the year ended December 31, 1999. From 1999 to 2000, the increase in amortization resulted from amortization of deferred stock-based compensation related to stock options granted through December 31, 2000. Based upon current option grants issued and outstanding, it is expected that amortization of deferred compensation expense will continue through fiscal year 2004.

Restructuring and impairment charge.    During the year ended December 31, 2001, we initiated cost-saving actions resulting in restructuring and impairment charges of $3.8 million. These charges included $435,000 for estimated payments for the cancellation of a facility lease contract and $1.2 million for severance benefits paid or to be paid to 179 employees involuntarily terminated, and a $2.2 million impairment charge to write off certain abandoned and excessive operating assets, of which $1.5 million were capital assets. At December 31, 2001, there remains a $106,000 employee severance liability which was paid in the first quarter of fiscal 2002 and a $480,000 net asset impairment liability which relates to assets under equipment leases and financing agreements that will be paid over the remaining life of the lease and finance terms.

Interest and Other Income and Expense.    Net interest and other income was $3.1 million for the year ended December 31, 2001, $3.3 million for the year ended December 31, 2000 and net interest and other expense was $478,000 for the year ended December 31, 1999. The decrease in net interest income from 2000 to 2001 was due to increased interest expense related to equipment financing. The increase in net interest income from 1999 to 2000 was due primarily to higher average cash and investment balances at December 31, 2000, as a result of our initial public offering in July 2000.

Income Taxes.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit of income taxes for the years ended December 31, 2001, 2000 and 1999. As of December 31, 2001, we had net operating loss carryforwards of approximately $183 million for federal income tax purposes and approximately $135 million for state income tax purposes. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. See Note 6 of the notes to our financial statements for additional information regarding these carryforwards. We have placed a valuation allowance against our net deferred tax assets due to the uncertainty of the realization of these assets.

Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents, short-term investments and restricted cash totalling $86 million, a decrease of $53 million from December 31, 2000. The decrease was primarily the result of cash used by operations and debt services activities.

CORIO, INC                                                                                                                                            FORM 10-K

The following table summarizes Corio’s cash flows from operating, investing and financing activities:

	Years Ended December 31,
	2001	2000	1999
	(In millions)
Net cash provided by (used in):
Operating activities	$(42.2)	$(64.4)	$(20.4)
Investing activities	28.1	(94.0)	(12.2)
Financing activities	(8.0)	179.7	68.8

Increase (decrease) in cash and cash equivalents	$(22.1)	$21.3	$36.2

For fiscal 2001, net cash used in operating activities of $42.2 million was comprised of a net loss of $63.9 million, reduced primarily by $15.5 million of depreciation and amortization, $5.1 million of amortization of deferred stock based compensation, and a $4.0 million decrease in accounts receivable and increased by a $4.9 million decrease in accounts payable and accrued liabilities.

For fiscal 2000, net cash used in operating activities of $64.4 million was comprised of a net loss of $99.8 million, reduced primarily by $11.0 million of depreciation and amortization, $15.7 million of amortization of deferred stock based compensation, and a $9.2 million increase in accounts payable and accrued liabilities and increased by a $4.8 million increase in accounts receivable.

For fiscal 1999, net cash used in operating activities of $20.4 million was comprised of a net loss of $45.0 million, reduced primarily by $6.9 million of depreciation and amortization, $8.5 million of amortization of deferred stock based compensation and, a $10.0 million increase in accounts payable and accrued liabilities and increased by a $2.6 million increase in accounts receivable.

For fiscal 2001, net cash generated by investing activities was $28.1 million. Investing activities consisted primarily of the sale of short-term investments of $114.5 million offset by the purchase of short-term investments of $75.6 million, restricted cash of $7.8 million, and $4.6 million for the purchase of equipment.

For fiscal 2000, net cash used in investing activities was $94.0 million. Investing activities consisted primarily of purchases of short-term investments of $80.3 million, computer equipment of $6.3 million, furniture and fixtures of $1.5 million and leasehold improvements of $1.6 million for the completion of our new headquarters facility in San Carlos, California. In addition, net cash used in investing activities included an increase in other assets of $3.2 million for advisory fees related to the CGEY relationship.

For fiscal 1999, net cash used in investing activities was $12.2 million. Investing activities during fiscal 1999 consisted primarily of purchases of computer software and equipment of $12.4 million, offset by a decrease in other assets of $200,000.

For fiscal 2001, net cash used by financing activities was $8.0 million. Financing activities consisted of $9.8 million repayments of equipment lease financing offset by sale of common stock of $1.7 million.

For fiscal 2000, net cash provided by financing activities was $179.7 million. Financing activities consisted primarily of the proceeds from the issuance of common and preferred stock, loans and exercise of stock options and capital lease additions offset by repayments of loans and capital leases. In 2000, we raised $54.5 million in gross proceeds through the private sale of our senior series E mandatorily redeemable preferred stock, and raised approximately $128 million in our initial public offering, which was offset by $4.2 million repayments of loans and capital leases.

CORIO, INC                                                                                                                                            FORM 10-K

For fiscal 1999, net cash provided by financing activities was $68.8 million. In 1999, we raised $21.0 million in proceeds through the private sale of our series B preferred stock and $45.1 million through the private sale of our Series C preferred stock, which was offset by $1.3 million repayments of loans and capital leases.

The following table summarizes Corio’s contractual cash obligations at December 31, 2001:

	Payments due by Period
Contractual obligations	Total	Within One Year	2-3 Years	4-5 Years	Thereafter
Notes payable	$802	$525	$277	$—	$—
Capital lease obligations	12,693	7,846	4,847	—	—
Operating leases	36,963	5,772	9,209	9,165	12,817

Total contractual cash obligations	$50,458	$14,143	$14,333	$9,165	$12,817

During fiscal year 2001, we executed a five year build to suit lease for a facility in Phoenix, Arizona that will require minimum lease payments of $535,000 in 2002. Total minimum payments under the lease term are $2.7 million.

We believe that our existing cash balance and existing financing sources will be sufficient to support our operating and capital needs for at least the next 12 months. Any major change in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures or the acquisition of an existing business, could change the Company’s cash requirements. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

Accounting Developments

In July 2001, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 141, “Business Combination,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amoritzation method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. For goodwill acquired by June 30, 2001, SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, Impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date.

CORIO, INC                                                                                                                                            FORM 10-K

More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Accordingly, SFAS 144 will be effective for the Company beginning January 1, 2002. The Company believes SFAS No. 144 will not have a material effect on the Company’s financial statements.

In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods should be reclassified. In fiscal year 2001, $1 million in reimbursed application management expenses and $972,000 in reimbursed professional services expenses have been offset against expenses and will be reclassed as application management and professional services revenue respectively, in the financial statements for fiscal year 2002.

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of December 31, 2001, we had an accumulated deficit of $212 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may grow our sales force and spend significant funds to promote our company and our services. We expect to hire additional people in other areas of our company in order to support our business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of customers. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Moreover, because we expect to continue to invest in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.

The emerging high-growth and middle-market companies that currently comprise a significant portion of our revenue base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could adversely affect demand for our services.

A significant portion of our current revenue consists of revenue from middle-market companies; internet, e-commerce trading exchanges and other technology companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could diminish and delay demand for our services. Also, as we move up-market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish.

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

CORIO, INC                                                                                                                                            FORM 10-K

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

•	acquire and retain new customers, particularly larger, more established companies required to create a stable revenue and customer base;

•	reduce costs associated with the delivery of services to our customers;

•	expand and maintain our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

•	acquire or license third-party software applications at a reasonable cost or at a structure beneficial to us;

•	complete successful implementations of our software applications in a manner that is repeatable and scalable;

•	integrate successfully software applications we manage with each other and with our customers’ existing systems;

•	continue to offer new services that complement our existing offerings;

•	increase awareness of our brand; and

•	maintain our current, and develop new, strategic relationships.

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

Although we are monitoring our spending, in order to promote future growth, we expect we may continue to expend significant sums in our business, in our operations, professional services, research and development, and sales and marketing organizations. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As our quarterly results fluctuate, they may fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

Our quarterly operating results may fluctuate due to the nature of our ASP business and other factors affecting our revenues and costs, which could cause our stock price to fall.

Our financial results will vary over time as our ASP business matures. For each individual customer, we typically recognize professional services revenues associated with the implementation of our applications during the early months of our engagement. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results will continue to vary over time as monthly fees increase as a portion of total revenue. Third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

CORIO, INC                                                                                                                                            FORM 10-K

Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

•	the timing of obtaining, implementing and establishing connectivity with individual customers;

•	the loss of or change in our relationship with important customers and our ability or inability to collect termination fees from terminating customers;

•	any decrease in termination fees paid in a quarter versus other quarters;

•	the timing and magnitude of expanding our operations and of other capital expenditures;

•	costs, including license fees, relating to the software applications we use;

•	changes in our pricing policies or those of our competitors;

•	potential changes in the accounting standards associated with accounting for stock or warrant issuances and for revenue recognition; and

•
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

In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example for future customers of our PeopleSoft and Siebel services, our customers must obtain licenses for software directly from the independent software vendor. We currently plan to eventually migrate all customers from a model whereby some rent enterprise application licenses from us to a model whereby they all purchase the licenses directly from independent software vendors. Such new pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

We depend on software vendors to supply us with the software necessary to provide our services, and the loss of access to this software or any decline or obsolescence in its functionality could cause our customers’ businesses to suffer, which, in turn, could harm our revenues and increase our costs.

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP and Siebel Systems.We have agreements in place with certain of our third-party software vendors, and our agreements with third-party software vendors are non-exclusive, are for limited terms ranging from two to five years and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to “host-only” relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft and Siebel, we rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to use the software that we license from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers’ businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party

CORIO, INC                                                                                                                                            FORM 10-K

software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

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

Our customers depend on our hosted software applications for their critical systems and business functions, including enterprise resource planning, customer relationship management, e-commerce and business intelligence. Our customers’ businesses could be seriously harmed if the applications we provide to them work improperly or fail, even if only temporarily. Accordingly, if the software that we license from our vendors or our implementation of such software performs poorly, experiences errors or defects or is otherwise unreliable, our customers would likely be extremely dissatisfied, which could cause our reputation to suffer, force us to divert research and development and management resources, cause a loss of revenues or hinder market acceptance of our services. It is also possible that any customer disruptions resulting from failures in our applications could force us to refund all or a portion of the fees customers have paid for our services or result in other significant liabilities to our customers.

We may fail to implement, host or manage enterprise software applications successfully due to the complicated nature of the services we provide and our limited experience in providing these services, which would harm our reputation and sales.

Implementations of integrated enterprise software applications can be complicated and we have limited experience to date completing implementations of integrated software applications for our customers. We cannot assure you that we will develop the requisite expertise or that we can convince customers that we have the expertise required to implement, host or manage these applications. In addition, our customers to date have primarily implemented PeopleSoft applications and we have limited experience installing some of the other applications we offer. Our reputation will be harmed and sales of our services would decline significantly if we are not able to complete successfully repeated implementations of our enterprise software applications, including those applications with which we have limited or no implementation, hosting or management experience to date.

Any inability to expand sufficiently our enterprise software implementation and systems consulting capabilities could harm our ability to service our customers effectively and could hinder our growth.

A failure to maintain and expand relationships with third-party systems integrators that we use to implement our services could harm our ability to service our customers effectively. As we seek to provide applications management services for larger, more established customers, they may frequently utilize the systems integration and consulting services of independent, third-party systems integrators rather than Corio. In such cases, we may receive only modest revenue for implementation and integration services if any. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in

CORIO, INC.FORM 10-K

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

If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage our growth successfully, we must:

•	expand our management team, financial and information systems and controls;

•	maintain a high level of customer service and support;

•	expand our implementation and consulting resources internally and with third-parties; and

•	expand, train, manage and retain our employee base effectively.

If our customer base grows significantly, there will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. The strains imposed by these demands are magnified by our limited operating history. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for our services, manage our billing of customers, manage our sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand our service offerings and employee base commensurate with any increase in the demand for our services could cause our revenues to decline.

We will need to perform software upgrades for our customers, and any inability to successfully perform these upgrades could cause interruptions or errors in our customers’ software applications, which could increase our costs and delay market acceptance of our services.

Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for certain of our customers. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers, and we have not performed many software upgrades to date. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose

CORIO, INC                                                                                                                                            FORM 10-K

prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

Security risks and concerns may decrease the demand for our services, and security breaches with respect to our systems may disrupt our services or make them inaccessible to our customers.

Our services involve the storage and transmission of business-critical, proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Anyone who circumvents our security measures could misappropriate business-critical proprietary information or cause interruptions in our services or operations. In addition, computer “hackers” could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business and reputation would be harmed if we do not prevent them.

If we are unable to adapt our services to rapidly changing technology, our reputation and our ability to grow our revenues could be harmed.

The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. We cannot assure you that we will be able to enhance existing or develop new services that meet changing customer needs in a timely and cost-effective manner. For example, as software application architecture changes, the software for which we provide services could become out of date or obsolete and we may be forced to upgrade or replace our technology. For example, this is of particular concern with regard to our enterprise resource planning, or ERP, software, including PeopleSoft, Oracle and SAP. The architecture of the software we currently use for ERP applications is not designed to be hosted. We believe that future software will be written to be hosted. Our existing software application providers may face competition from new vendors who have written hostable software. It may be difficult for us to acquire hostable ERP software from these new vendors and for our software application providers to develop this software quickly or successfully. In either event, the services we offer would likely become less attractive to our customers, which could cause us to lose revenue and market share. Performing upgrades may also require substantial time and expense and even then we cannot be sure that we will succeed in adapting our business to these technological developments. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

We may incur substantial accounting charges as a result of warrants held by Cap Gemini Ernst & Young which may result in significant operating losses over the next several years.

Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges over the next two years associated with warrants held by Cap Gemini Ernst & Young U.S. LLC, or CGEY. Under the terms of a strategic alliance agreement with CGEY, CGEY holds warrants to purchase up to 466,666 shares based on specific performance metrics achieved by CGEY through year 2002. These warrants and other expenses related to our strategic alliance with CGEY may result in expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these warrants, any charges associated with these warrants will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.

Our application management agreements are typically long-term, fixed-price contracts, which may hinder our ability to become profitable.

We enter into agreements with our customers to provide application management services for long periods, typically three to five years. Most of these agreements are in the form of fixed-price contracts that do not provide

CORIO, INC                                                                                                                                            FORM 10-K

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

Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as EDS, Hewlett Packard, Peoplesoft, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Electronic Data Systems and PricewaterhouseCoopers;

•	internet service providers and web hosting companies, such as Cable & Wireless, DIGEX, Genuity, PSINet and Worldcom;

•	software vendors, such as Commerce One, Oracle, PeopleSoft, SAP and Siebel Systems;

•	major technology providers, such as Intel and Microsoft;

CORIO, INC                                                                                                                                            FORM 10-K

Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

•	develop and expand their network infrastructures and service offerings more quickly;

•	adapt to new or emerging technologies and changing customer needs faster;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable agreements with software application vendors;

•	devote greater resources to the marketing and sale of their products; and

•	address customers’ service-related issues more effectively.

Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their application service charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors.

Our competitors and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements may increase our competitors’ ability to address customer needs with their product and service offerings. We believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

We may be unable to deliver effectively our services if our data center management services providers, computer hardware suppliers or software providers do not provide us with key components of our technology infrastructure in a timely, consistent and cost-effective manner.

We depend on third-parties, such as XO Communications and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. Additionally, as has been reported in the press recently, XO Communications has been negotiating a restructuring of its debt and may file for bankruptcy. The services we provide could be materially disrupted by any disruption in the services provided by XO Communications to us. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

System failures caused by us or factors outside of our control could cause us to lose our customers and subject us to liability and increased expenses.

Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we host our customers’ applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use two data centers to house our hardware and to provide network services, but each of our customers is serviced at a single site. While our data center and network providers maintain back-up systems and we have disaster recovery processes, a natural disaster or similar disruption at their site could impair our ability to provide our services to our customers until the site is

CORIO, INC                                                                                                                                            FORM 10-K

repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures and similar events.

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

In the future, we may expand our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. Competition for qualified sales, marketing, technical and operations personnel is intense as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

Any future acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business.

We expect that consolidation in our industry may occur. We may acquire or make investments in complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.

Any inability to protect our intellectual property rights could reduce our competitive advantage, divert management attention, require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

We cannot assure you that we will be able to protect or maintain our intellectual property from infringement or misappropriation from others. In particular, our business would be harmed if we were unable to protect our technology platform and processes, our trademarks or our other software and confidential and proprietary information. Agreements on which we rely to protect our intellectual property rights and the trade secret, copyright and other laws on which we rely may only afford limited protection to these rights. In addition, we currently have no patents, which limits significantly our ability to protect our proprietary rights in the event they

CORIO, INC                                                                                                                                            FORM 10-K

are infringed. Any infringement or misappropriation of our intellectual property could reduce our competitive advantage, divert management attention, require us to develop technology and cause us to incur expenses to enforce our rights.

Any infringement claims involving our technology or the applications we offer or other lawsuits could cost a significant amount of money and could divert management’s attention away from our business.

If the number of software applications used by us and our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications or services we offer infringes their proprietary rights. Someone may also claim that we do not have adequate licenses to perform the services we offer. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management’s attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against us or them, we would be forced to license different software applications to our customers that may not meet our customers’ needs. This could result in a loss of customers and a decline in our revenues. Also, a securities class action lawsuit against Corio is currently pending in the U.S. District Court for the Southern District of New York. This lawsuit may be time consuming and expensive to defend and may divert management’s attention.

Risks Related to our Industry

We cannot assure you that the ASP market will become viable or grow at a rate that will allow us to achieve profitability.

Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. This is especially true given the current uncertain macroeconomic environment. Companies in the ASP industry, such as Pandesic and Red Gorilla, have ceased operations. Other companies in the ASP industry, such as USinternetworking, have filed for bankruptcy. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs in general (or smaller ASPs in particular) to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.

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

CORIO, INC                                                                                                                                            FORM 10-K

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

We have customers with international operations and may expand our business outside of the United States in the future. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. For information transmitted from the European Union to the United States, we may need to qualify for the safe harbor to the European Union privacy directive or for another exemption, and there is no guarantee that we will be able to so qualify.

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

The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies generally, and Internet-related software companies particularly, have been extremely volatile. The market prices of technology companies generally, and technology service companies in particular have been subject to significant downward pressure. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources.

CORIO, INC                                                                                                                                            FORM 10-K

Many significant corporate actions are controlled by our officers, directors and affiliated entities regardless of the opposition of other investors or the desire of other investors to pursue an alternative cause of action.

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 43% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

•	Our bylaws limit the ability of our stockholders to call a special meeting and do not permit stockholders to act by written consent.

•
We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

•	Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control.

•
Our certificate of incorporation permits our board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the common stock.

•
Additional provisions of our certificate of incorporation that may serve to delay or prevent an acquisition include a staggered board, advance notice procedures for stockholders to nominate candidates for election as directors, authorization of our board to alter the number of directors without stockholder approval and lack of cumulative voting.

Item 7A.     Quantitative and Qualitative Disclosures About Financial Market Risk

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value

CORIO, INC                                                                                                                                            FORM 10-K

amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including Commercial Paper, U.S. Treasury Notes, Municipal Bonds, Corporate Securities and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subjest to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2001. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	More than three months
December 31, 2001 (in thousands, except percentages):
Included in cash and cash equivalents	$21,977	—
Weighted average interest rate	2.32%	—
Included in short-term investments	$5,026	$36,805
Weighted average interest rate	2.10%	3.19%

Item 8.     Financial Statements and Supplementary Data

The Company’s financial statements, together with related notes and the report of KPMG LLP, the Company’s independent auditors, are set forth on the pages indicated in Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

CORIO, INC                                                                                                                                            FORM 10-K

PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 8, 2002 and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10.     Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference under the caption “Election of Directors” in the Registrant’s 2002 Proxy Statements.

Executive Officers of the Company

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
George Kadifa	42	Chairman, President and Chief Executive Officer
Arthur Chiang	44	Senior Vice President, Corporate Development
Sal Jamil	38	Executive Vice President, Chief Operating Officer
Jeff Lucchesi	48	Senior Vice President, Worldwide Operations
John B. Ottman	44	Executive Vice President, Worldwide Markets
Barbara J. Posch	52	Senior Vice President, Chief Financial Officer

George Kadifa has served as our President, Chief Executive Officer and as a director since August 1999. Prior to joining us, from August 1992 to August 1999, Mr. Kadifa was Group Vice President and later Senior Vice President of Industrial Sector Worldwide at Oracle Corporation, a supplier of software for information management. Mr. Kadifa holds a B.S. in Electrical Engineering from the American University of Beirut, an M.S. in Electrical Engineering from the California Institute of Technology and an M.B.A. from the Graduate School of Business at the University of Chicago.

Arthur Chiang has served as our Senior Vice President, Corporate Development since July 2000 and, prior to that, served as Senior Vice President, Operations from March 2000 to July 2000 and as Vice President, Industry Solutions from August 1999 to March 2000. Prior to joining us, from August 1997 to August 1999, Mr. Chiang served as Vice President, Worldwide Professional Services at BEA Systems, an application infrastructure company. Mr. Chiang holds a B.S. in Business Administration from the University of California at Berkeley and a M.B.A. from the Graduate School of Business at the University of Chicago.

Sal Jamil has served as our Executive Vice President and Chief Operating Officer since January 2002 and, prior to that, served as the Vice President in charge of Professional Services since September 1999. Prior to joining us, from June 1993 to August 1999, Mr. Jamil served as Group Vice President at Oracle Corporation, a supplier of software for information management. Mr. Jamil holds a B.S. in Mechanical Engineering from Syracuse University, a M.S. in Aerospace Engineering from the Georgia Institute of Technology and a M.S. in Management from the Georgia Institute of Technology.

Jeff Lucchesi has served as Senior Vice President, Worldwide Operations since July 2001 and, prior to that, served as Vice President of Operations since April 2000. Prior to joining us, from December 1995 to March 2000, Mr. Lucchesi served in various capacities at DHL Airways, Inc. an international express shipping company, most recently as Chief Information Officer.

John B. Ottman has served as Executive Vice President of Worldwide Markets since December 1999. Prior to joining us, from November 1989 to November 1999, Mr. Ottman held various key management positions at Oracle Corporation, most recently as Group Vice President of the Industrial Sector, managing Oracle’s sales of

CORIO, INC                                                                                                                                            FORM 10-K

enterprise resource planning, supply chain management and Internet procurement software to the high tech, automotive, aerospace and defense industries. Mr. Ottman’s other management positions at Oracle included Vice President, Global Alliances, Regional Manager and Area Manager. Mr. Ottman holds a B.A. in History from Denison University.

Barbara J. Posch has served as Senior Vice President, Chief Financial Officer since July 2001 and served as Vice President Finance and Corporate Controller from January 2000 to June 2001. Prior to joining us, from February 1995 to January 2000, Ms. Posch was Vice President and Chief Financial Officer of Objectivity, Inc., a company specializing in high performance database engines. Ms. Posch, a Certified Public Accountant, holds a B.S. in Accounting from San Jose State University.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Additional information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is incorporated by reference to the information under the caption “Management” in the Registrant’s 2002 Proxy Statement.

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption “Election of Directors” in the Registrant’s 2002 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2002 Proxy Statement.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation and Other Information” in the Registrant’s 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Registrant’s 2002 Proxy Statement.

CORIO, INC                                                                                                                                            FORM 10-K

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.    Financial Statements

2.    Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	64

3.    Exhibits:

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
4.1*	Form of Registrant’s Common Stock Certificate
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2†*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5†*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6†*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7†*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8†*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11†*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.

CORIO, INC                                                                                                                                            FORM 10-K
Exhibit Number	Description
10.13†*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers.
16.1*	Letter regarding change in independent auditors
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent and Report on Schedule of Independent Auditors
24.1*	Power of Attorney (see page 20)

†	Confidential treatment has been granted for certain portions of this exhibit.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.

**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

(b)	Reports on Form 8-K

Not Applicable.

CORIO, INC                                                                                                                                            FORM 10-K

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Corio, Inc.

We have audited the accompanying balance sheets of Corio, Inc. (“Corio” or the “Company”) as of December 31, 2000 and 2001, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 2001, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Mountain View, California
January 25, 2002

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$58,455	$36,317
Short-term investments	80,326	41,831
Restricted cash	—	7,849
Accounts receivable, net of allowance of $911 and $376 at December 31, 2000 and 2001, respectively	7,780	3,818
Prepaid expenses and other current assets	2,293	1,875

Total current assets	148,854	91,690
Property and equipment, net	28,221	20,618
Intangibles, net	564	—
Other assets	3,645	982

Total assets	$181,284	$113,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,910	$6,336
Accrued liabilities	12,616	10,281
Deferred revenue	3,196	1,969
Current portion of notes payable	1,565	486
Current portion of capital lease obligations	6,051	7,020

Total current liabilities	32,338	26,092
Notes payable, less current portion	1,336	274
Capital lease obligations, less current portion	9,073	4,668
Other liabilities	694	917

Total liabilities	43,441	31,951

Commitments
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 49,288,222 and 55,065,460 shares issued and outstanding at December 31, 2000 and 2001, respectively	49	55
Additional paid-in capital	299,052	298,272
Unrealized gain on investments	—	372
Deferred stock-based compensation	(13,234)	(5,461)
Accumulated deficit	(148,024)	(211,899)

Total stockholders’ equity	137,843	81,339

Total liabilities and stockholders’ equity	$181,284	$113,290

See accompanying notes to financial statements.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Year Ended December 31,
	1999	2000	2001
Revenues:
Application management services	$746	$14,990	$35,712
Professional services and other	5,036	28,571	13,868

Total revenues	5,782	43,561	49,580
Costs and Expenses:
Application management services	6,297	32,228	39,553
Professional services and other	7,755	26,046	15,524
Research and development	3,192	11,882	9,112
Sales and marketing	11,930	34,090	21,783
General and administrative	10,416	24,586	21,079
Restructuring and impairment charges	—	—	3,837
Amortization of stock based compensation	8,524	15,657	5,099
Amortization of intangibles	2,190	2,236	564

Total operating expenses	50,304	146,725	116,551

Loss from operations	(44,522)	(103,164)	(66,971)
Interest and other income	541	5,414	5,663
Interest and other expense	(1,019)	(2,073)	(2,567)

Net loss	(45,000)	(99,823)	(63,875)
Series E beneficial conversion charge	—	(20,158)	—

Net loss attributable to common stockholders	$(45,000)	$(119,981)	$(63,875)

Basic and diluted net loss per share	$(38.96)	$(5.15)	$(1.27)

Shares used in computation—basic and diluted	1,155	23,290	50,296

See accompanying notes to financial statements.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at December 31, 1998 …	12,127	$12	873	$1	$6,289	$—	$(32)	$—	$(3,201)	$3,069	$—
Issuance of series A preferred stock in exchange for services	93	—	—	—	373	—	—	—	—	373	—
Issuance of series B preferred stock, net of issuance costs of $46	10,513	11	—	—	20,968	—	—	—	—	20,979	—
Issuance of series B preferred stock in exchange for notes payable-related party	127	—	—	—	254	—	—	—	—	254	—
Issuance of series C preferred stock, net of issuance costs of $79	6,951	7	—	—	45,094	—	—	—	—	45,101	—
Issuance of series C preferred stock in exchange for notes payable-related party	154	—	—	—	1,000	—	—	—	—	1,000	—
Issuance of preferred stock warrants	—	—	—	—	1,404		—	—	—	1,404	—
Issuance of common stock	—	—	375	—	574	(10)	—	—	—	564	—
Issuance of common stock upon exercise of stock options	—	—	527	1	37	(5)	—	—	—	33	—
Repurchase of common stock	—	—	(200)	—	(10)		—	—	—	(10)	—
Issuance of common stock warrant	—	—	—	—	136	—	—	—	—	136	—
Issuance of stock options to non-employees	—	—	—	—	57	—	—	—	—	57	—
Deferred stock-based compensation	—	—	—	—	23,473	—	(23,473)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	8,524	—	—	8,524	—
Net loss	—	—	—	—	—		—	—	(45,000)	(45,000)	(45,000)

Balance at December 31, 1999	29,965	30	1,575	2	99,649	(15)	(14,981)	—	(48,201)	36,484	—
Issuance of common stock warrants	—	—			766	—	—	—	—	766	—
Conversion of warrants to common stock	—	—	961	1	(1)	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $2,035	—	—	10,000	10	128,155	—	—	—	—	128,165	—
Conversion of series A preferred stock to common stock	(12,220)	(12)	12,220	12	—	—	—	—	—	—	—
Conversion of series B preferred stock to common stock	(10,640)	(11)	10,640	11	—	—	—	—	—	—	—
Conversion of series C preferred stock to common stock	(7,105)	(7)	7,105	7	—	—	—	—	—	—	—
Conversion of series E preferred stock to common stock	—	—	5,333	5	54,455	—	—	—	—	54,460	—
Remeasurement and amortization of performance-based stock warrants	—	—	—	—	248	—	—	—	—	248	—
Issuance of common stock	—	—	9	—	56	—	—	—	—	56	—
Issuance of common stock upon exercise of stock options	—	—	1,445	1	1,466	—	—	—	—	1,467	—
Issuance of stock options to non-employees	—	—	—	—	348	—	—	—	—	348	—
Deferred stock-based compensation	—	—	—	—	13,910	—	(13,910)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	15,657	—	—	15,657	—
Proceeds from note receivable from stockholder	—	—	—	—	—	15	—	—	—	15	—
Net loss	—	—	—	—	—	—	—	—	(99,823)	(99,823)	(99,823)

Balance at December 31, 2000	—	—	49,288	49	299,052	—	(13,234)	—	(148,024)	137,843	—
Repurchase of common stock	—	—	(100)	—	(1)	—	—	—	—	(1)	—
Conversion of warrants to common stock	—	—	420	—	—	—	—	—	—	—	—
Remeasurement and amortization of performanced-based stock warrants	—	—	—	—	164	—	—	—	—	164	—
Issuance of common stock upon exercise of stock options	—	—	4,747	5	211	—	—	—	—	216	—
Issuance of common stock under employee stock purchase plan	—	—	710	1	1,520	—	—	—	—	1,521	—
Deferred stock-based compensation	—	—	—	—	5,332	—	(5,332)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	(8,006)	—	13,105	—	—	5,099	—
Change in unrealized gain on investments	—	—	—	—	—	—	—	372	—	372	372
Net loss	—	—	—	—	—	—	—	—	(63,875)	(63,875)	(63,875)

Balance at December 31, 2001 …	—	$—	55,065	$55	$298,272	$—	$(5,461)	$372	$(211,899)	$81,339	$(63,503)

See accompanying notes to financial statements.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(45,000)	$(99,823)	$(63,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,668	8,761	14,919
Asset impairment charge	—	—	1,500
Amortization of intangibles	2,190	2,233	564
Amortization of deferred stock-based compensation	8,524	15,657	5,099
Compensation for grants of stock, options and warrants in exchange for services	1,439	2,212	969
Changes in operating assets and liabilities:
Accounts receivable	(2,580)	(4,839)	3,962
Prepaid expenses and other current assets	(889)	209	552
Accounts payable	3,686	3,894	(2,574)
Accrued liabilities	6,288	5,303	(2,335)
Deferred revenue	1,602	1,308	(1,227)
Other liabilities	(336)	694	223

Net cash used in operating activities	(20,408)	(64,391)	(42,223)
Cash flows from investing activities:
Purchase of short-term investments	—	(80,326)	(75,612)
Sales of marketable securities	—	—	114,480
Increase in restricted cash	—	—	(7,849)
Purchase of property and equipment	(12,424)	(10,471)	(4,623)
Other assets	232	(3,223)	1,726

Net cash provided by (used in) investing activities	(12,192)	(94,020)	28,122
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	66,080	54,450	—
Proceeds from sale of common stock and exercise of stock options	48	129,374	1,734
Proceeds from note receivable from stockholder	—	15	—
Borrowings on notes payable	4,000	—	—
Payments on debt obligations	(260)	(4,150)	(9,771)
Repayment of notes payable—related party	(1,110)	—	—

Net cash provided by (used in) financing activities	68,758	179,689	(8,037)

Net increase (decrease) in cash and cash equivalents	36,158	21,278	(22,138)
Cash and cash equivalents, beginning of period	1,019	37,177	58,455

Cash and cash equivalents, end of period	$37,177	$58,455	$36,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$693	$1,321	$1,711

Supplemental non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	$5,305	$12,131	$4,193

Issuance of preferred stock and common stock warrants	$1,540	$766	$—

Issuance of preferred stock in exchange for notes payable—related party	$1,254	$—	$—

Deferred stock-based compensation	$23,473	$13,910	$5,332

Issuance of stock and options for services	$969	$404	$—

Unrealized gain on investments	$—	$—	$372

See accompanying notes to financial statements.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies

The Company

Corio, Inc. (“Corio” or the “Company”) is a leading enterprise application service provider, or ASP. The Company implements, integrates, and manages a suite of enterprise software applications from leading vendors offered to its customers over a secure network for a monthly fee. The Company also provides professional services which include initial implementation and ongoing support services.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of cash on deposit with a bank and money market accounts that are stated at cost, which approximate fair value.

Investments in debt securities

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair market value, which approximates amortized cost. Any unrealized gains or losses are recorded as a component of other comprehensive income (loss). As of December 31, 2001, all investments were considered available-for-sale securities and consisted of the following (in thousands):

	Cost	Unrealized Gain(Loss)	Estimated Fair Value
Government securities	$11,410	$23	$11,433
U.S. Treasury Notes	3,092	6	3,098
Auction rate securities	5,000	—	5,000
Corporate bonds	21,957	343	22,300

	$41,459	$372	$41,831

As of December 31, 2001, all of the Company’s investments had contractual maturities within 18 months.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000, all investments were considered available-for-sale securities and consisted of the following (in thousands):

Cost and Estimated Fair Value
Commercial paper	$7,893
Certificate of deposits	4,004
Municipal bonds	9,949
Corporate securities	58,480

$80,326

As of December 31, 2000, all of the Company’s investments had contractual maturities within 18 months.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash with two high quality financial institutions (Note 14).

Fair value of financial instruments

The carrying amount of the Company’s financial instruments, which includes accounts receivable, accounts payable, accrued liabilities and debt obligations approximate their fair values at December 31, 2000 and 2001.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

In 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires the capitalization of direct costs incurred in connection with developing or obtaining software for internal use, including external direct costs of materials and services and payroll and payroll related costs for employees who are directly associated with and devote time to an internal-use software development project. Such capitalized costs are amortized on a straight-line basis over the software’s economic useful life of three years. During the year ended December 31, 2000, the Company purchased $1 million in computersoftware and capitalized $841,000 of costs related to the implementation of internal-use software. During the year ended December 31, 2001, the Company purchased $2.5 million in computer software and did not capitalize any costs related to the implementation of internal-use software.

Income taxes

The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and exercise prices. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

Effective July 1, 2000, the Company has adopted Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25” (FIN No. 44”). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employees for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company’s adoption of FIN No. 44 has not had a material impact on its financial statements, cashflows or results of operations. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

Intangibles

Goodwill and other intangibles were recorded in connection with the acquisition of DSCI. Intangibles were amortized on a straight-line basis over three years. There is no remaining goodwill or intangibles at December 31, 2001.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Impairment of long-lived assets

The Company evaluates its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fiscal year ended December 31, 2001 the Company incurred an impairment charge of $2.2 million. The impairment charge was determined following completion of a full fixed asset inventory during the fourth quarter of fiscal year 2001 and relates primarily to abandoned or excess fixed assets, following the Company's restructuring activities undertaken during the year. (Note 5)

Revenue recognition

The Company generates revenue from application management services, professional services and other revenues.

Application management services revenue consists of monthly recurring fees for ongoing services as well as start-up fees which are recognized as the services are performed. We also recognize customer prepayments for application management services revenues over the contract term. In addition, fees for support services, which is recognized as revenue as the services are performed, are included in application management services revenue. Our application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to upgrades and updates as provided to the Company under contract with the original software vendor. Our customers generally do not have the right to take possession of the software at any time during the application management services agreement. Contracts for application management services include monthly or quarterly minimum volume commitments by the Company’s customers and fees for actual volume usage. Minimum volume customer commitments are recognized as they become due and payable. Actual volume usage that exceed designated minimums are recognized as revenues when amounts due are earned by the Company.

Professional services and other revenues include revenues from consulting services, implementation services, training, resale of software, and post-contract support. Revenue from consulting services is recognized using the percentage-of-completion method for fixed-fee arrangements under the cost-to-cost method or as the services are provided for time-and-materials arrangements. Losses resulting from fixed-fee contracts are recorded at the time such losses are known. Revenue from customer training and education are recognized at the date the services are performed. Revenue from post-contract support, i.e., unspecified upgrades and telephone support, is recognized ratably over the period the support is provided.

The Company does not recognize revenue in cases where a customer’s ability to pay is not probable. In such instances, the Company recognizes revenue on a cash receipts basis.

The Company provides limited services warranty rights to its customers, which are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies”. To date, the estimated warranty obligations have not been considered significant.

Advertising costs

Advertising costs are expensed as incurred and totaled $1,193,000, $2,872,000 and $472,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss)

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss in 2001 was $63.5 million. For all other periods presented the Company’s comprehensive loss was equal to its net loss.

Stock split

In July 1999, the Company’s board of directors approved a 2-for-1 stock split of common stock, preferred stock, options and warrants. Accordingly, all share and per share amounts, including stock option, warrant and net loss per share information have been restated in the financial statements to retroactively reflect the stock split.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share as their effect would have been antidilutive for the periods indicated (in thousands):

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
Series A preferred stock	12,220	—	—
Series B preferred stock	10,640	—	—
Series C preferred stock	7,105	—	—
Preferred stock warrants	989	1,054	900
Common stock subject to repurchase	96	62	4,184
Common stock options and warrants	8,805	15,506	12,236

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 141, “Business Combination,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling-of-interests method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company’s financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amoritzation method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. For goodwill acquired by June 30, 2001, SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of SFAS No. 142. The adoption of SFAS No. 142 did not have a material effect on the Company’s financial statements.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS No. 144, Impairment of Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. Accordingly, SFAS 144 will be effective for the Company beginning January 1, 2002. The Company believes SFAS No. 144 will not have a material effect on the Company’s financial statements.

In November 2001, the FASB issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods should be reclassified. In fiscal year 2001, $1 million in reimbursed application management expenses and $972,000 in reimbursed professional services expenses have been offset against expenses and will be reclassed as application management and professional services revenue respectively, in the financial statements for fiscal year 2002.

Note 2—Acquisition of Data Systems Connectors, Inc.

On September 4, 1998, the Company acquired all of the outstanding common stock of DSCI, a provider of information technology consulting services, license and other services.

This transaction was accounted for using the purchase accounting provisions of APB Opinion No. 16, “Business Combinations”. The allocation of the aggregate purchase price to the tangible and identifiable intangible assets (covenant not to compete, workforce in place and customer list) acquired and liabilities assumed in connection with this acquisition was based on estimated fair values as determined by management. The allocation is summarized below (in thousands):

Covenant not to compete	$1,643
Workforce in place	750
Customer list	520
Goodwill	3,654
Tangible net assets	491

$7,058

The total purchase price of approximately $7.1 million consisted of $1,607,000 in cash, 3,492,000 shares of the Company’s series A preferred stock valued at $1,643,000 issued to a stockholder of the Company (Note 15), a secured subordinated promissory note in the amount of $2,328,000 issued to the same stockholder of the Company (Note 15), an assumed liability of $1,250,000 and transaction costs of $230,000.

Goodwill and intangibles, net, consists of the following (in thousands):

	December 31, 2000	December 31, 2001
Goodwill and intangibles	$5,717	$5,717
Accumulated amortization	(5,153)	(5,717)

	$564	$—

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

During 2000, the Company recorded a $850,000 reduction in the liability assumed pursuant to the DSCI acquisition and, accordingly, reduced the amount of recorded goodwill.

Note 3—Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	December 31, 2000	December 31, 2001
Computer equipment	$23,606	$25,256
Computer software	13,493	11,936
Furniture and fixtures	2,702	2,104
Leasehold improvements	1,852	2,441

Total	41,653	41,737
Accumulated depreciation and amortization	(13,432)	(21,119)

Property and equipment, net	$28,221	$20,618

Property and equipment includes assets under capital leases of $17,901,000 at December 31, 2000, and $16,894,000 at December 31, 2001. Accumulated depreciation of assets under capital leases totaled $4,075,000 at December 31, 2000 and $7,627,000 at December 31, 2001.

Note 4—Accounts Receivable and Accrued Liabilities

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at December 31, 2000 and 2001 was $555,000, and $999,000, respectively, of unbilled receivables under various professional services contracts.

Accrued liabilities consist of the following (in thousands):

	December 31, 2000	December 31, 2001
Accrued license fees	$1,494	$1,895
Accrued compensation and related benefits	5,109	3,468
Assumed liability in connection with DSCI acquisition	400	400
Contributions to employee stock purchase plan	1,939	559
Other	3,674	3,959

Total	$12,616	$10,281

Note 5—Restructuring and Impairment Charge

During the year ended December 31, 2001, the Company initiated cost-saving actions resulting in restructuring and impairment charges of $3.8 million. These charges included $435,000 for estimated payments for the cancellation of a facility lease contract, $1.2 million for severance benefits paid or to be paid to 179 employees involuntarily terminated, and a $2.2 million impairment charge to write off certain abandoned and excessive operating assets, of which $1.5 million were capital assets.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s accruals in fiscal 2001 for the restructuring and impairment expense and charges taken against the accrual in fiscal 2001 and the remaining restructuring and impairment accrual balance at December 31, 2001 (in thousands):

	2001 Restructuring Expense	Utilized	Balance December 31, 2001
Lease termination	$435	$435	$—
Employee severance	1,248	1,142	106
Asset impairments	2,154	1,674	480

	$3,837	$3,251	$586

The net asset impairment liability at December 31, 2001 relates to assets under equipment leases and financing agreements and will be paid over the remaining life of the lease and finance terms. The employee severance liability at December 31, 2001 was paid in the first quarter of fiscal 2002.

Note 6—Income Taxes

The income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
Federal tax at statutory rate	$(15,299)	$(33,939)	$(21,718)
State taxes	3	15	15
Amortization of intangibles	745	760	192
Net operating loss not benefited	11,576	27,799	19,731
Nondeductible expenses	131	134	81
Nondeductible stock compensation	2,848	5,231	1,699
Other	(4)	—	—

Total income tax expense	$—	$—	$—

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31, 2000	December 31, 2001
Deferred tax assets:
Accruals and reserves	$6,889	$750
State income taxes	5	5
Net operating loss and credit carryforwards	39,568	70,048

Gross deferred tax assets	46,462	70,803
Valuation allowance	(46,174)	(68,071)

Total deferred tax assets	288	2,732
Deferred tax liability:
Property and equipment	(288)	(2,732)

Net deferred tax assets	$—	$—

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realized, therefore, management has established a valuation allowance for that portion of deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 1999, 2000 and 2001 was an increase of $12,602,000, $32,483,000, and $21,897,000 respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $181,894,000 and $134,727,000 respectively, available to reduce future income subject to income taxes. The difference between the federal and state net operating loss carryforward is due to the State of California 50% limitation rule for net operating loss. The federal net operating loss carryforwards expire beginning in 2018 through 2021. State net operating loss carryforwards expire beginning in 2006.

Included in gross deferred tax assets above is approximately $291,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders’ equity.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, annual utilization of the net operating loss carryforwards could be reduced significantly.

Note 7—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. The Company subleased one of its facilities under a sub-lease agreement that expired on February 15, 2000 (sublease rental income of $75,000 in 1999 and $19,000 in 2000). Rent expense for the Company was $1,473,000, $5,476,000 and $5,540,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Included in other liabilities at December 31, 2000 and 2001 is $694,000 and $917,000, respectively of rent expense incurred but not paid.

Future minimum lease payments under noncancelable operating and capital leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2002	$7,846	$5,772
2003	4,582	4,461
2004	265	4,748
2005	—	4,416
2006	—	4,749
2007 and thereafter	—	12,817

Total minimum lease payments	$12,693	$36,963

Less amount representing interest	(1,005)

Present value of minimum lease payments	11,688
Less current portion	(7,020)

Capital lease obligations, less current portion	$4,668

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 1998, the Company entered into a master lease agreement to purchase equipment up to an aggregate of $4,000,000. As of December 31, 2000, the Company had drawn down the entire $4,000,000 related to this agreement. Each draw against the agreement bears interest at 8.75% per annum and is payable in 42 monthly installments. In connection with the agreement, the Company granted the lessor warrants to purchase 186,190 shares of series A preferred stock at an exercise price of $1.24 per share (Note 8). The fair value of these warrants is being amortized over 42 months as additional interest expense.

Equipment financing notes payable

The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 6% to 9% per annum and payable in equal monthly installments of principal and interest. At December 31, 2001, future maturities of notes payable are as follows (in thousands):

Years Ending December 31,
2002	$488
2003	272

Total minimum payments	760
Less current portion	(486)

Notes payable, less current portion	$274

Loan and security agreement

In December 1998, the Company entered into a loan and security agreement to borrow up to $4 million. Borrowing under the agreement incurred interest at 11.5% per annum and was repayable in 42 monthly installments. Borrowing under the agreement was collateralized by substantially all of the Company’s assets. As of December 31, 2000, $2,901,000 was outstanding. The outstanding amount was repaid in January 2001. In connection with the loan and security agreement, the Company granted the lender warrants to purchase 469,523 shares of series A preferred stock at an exercise price $1.24 per share. Upon the repayment of the note in January 2001, the unamortized fair value of the warrant was charged to interest expense.

Lease guarantees

In December 1999, the Company entered into a guarantee with a lender for a maximum $7 million letter of credit as security on a facility lease. The guarantee was collateralized by certain assets of the Company. In connection with the guarantee, the Company granted the lender a right to purchase shares of series C preferred stock at an exercise price of $6.50 per share. In January 2001, this letter of credit was replaced with a new $7 million letter of credit from another lender. The new letter of credit is collateralized by a $7 million cash deposit. The cash deposit is recorded as restricted cash on the balance sheet. Upon replacement of the letter of credit, the unamortized fair value of the warrant was charged to interest expense.

In connection with a facility lease, the Company is required to provide a $849,000 letter of credit as security for the lease. As of December 31, 2001, a $849,000 cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

Loss contracts provision

The Company implements some of its professional services on a fixed fee basis. The Company’s process for tracking its progress to completion on such arrangements, is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately. At December 31, 2001, the Company has a $503,000 provision for identified losses on contracts in progress at December 31, 2001. The corresponding provision at December 31, 2000 was $1.0 million.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Corio securities class action litigation

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages.

The Company intends to vigorously defend against this action. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict the ultimate outcome. Therefore, it is the position of the Company’s management based on a review, including a review by outside counsel, that it is not possible to estimate the amount of the probable loss, if any, to the Company that might result from some adverse aspects of a judgment in this complaint. Accordingly, no loss accrual for this matter has been made in the Company’s financial statements.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial statements.

Note 8—Preferred Stock

Since inception the Company issued 35,415,000 shares of convertible preferred and mandatorily redeemable preferred stock. In July 2000, upon completion of the company’s initial public offering of its common stock, all outstanding shares of the company’s preferred stock were converted to shares of common stock. As of December 31, 2001, no shares of preferred stock are issued or outstanding.

In April 2000, the Company issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate net proceeds of approximately $54.5 million. The senior series E mandatorily redeemable preferred stock converted to common stock upon the Company’s initial public offering at 73% of the price per share. The Company recorded a $20.2 million charge for the beneficial conversion feature inherent in this transaction which increases net loss to derive net loss attributable to common stockholders.

During the year ended December 31, 1999, the Company issued 93,332 shares of series A preferred stock in exchange for services. The fair value of the series A preferred stock of $373,000 was determined by the deemed fair value of $4.00 per share of the Company’s common stock on the date the service was completed and was recorded as a general and administrative expense.

The Company currently has authorized for issuance 10 million shares of preferred stock.

Warrants for preferred stock

In December 1998 and in connection with (i) the master lease agreement to purchase equipment (Note 7), (ii) a $350,000 guarantee for security on a facility lease which expired November 2001, and (iii) a loan and security agreement for $4,000,000 (Note 7), the Company granted warrants to purchase 186,190 shares, 25,500 shares, and 469,523 shares, respectively, of series A preferred stock at the average of the price of the series A and

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

series B preferred stock. Series A preferred stock price was $0.47 and was known at December 31, 1998. The series B preferred stock was issued at $2.00 per share in April 1999 and the price was not known at December 31, 1998. The estimated value of the warrant of $539,000 was recorded in the year ended December 31, 1998. Upon issuance of series B preferred stock, the actual fair value was determined and the amount was adjusted to a total adjusted fair value of $1,016,000. As of December 31, 2001, the warrants were outstanding and exercisable and will expire three years from the closing of the Company’s initial public offering of common stock (July 2003). The following assumptions were used in the Black-Scholes fair value calculation: no dividends; contractual life of seven years; risk-free interest rate of 6.0%; and expected volatility of 60%. The fair value of the warrants is amortized over a period of 42 months to interest expense. Upon the repayment of the $4,000,000 loan and security agreement in January 2001, the unamortized fair value of the warrant was charged to interest expense.

In October 1999, the Company granted to a software vendor in connection with a remarketing agreement a warrant to purchase 153,846 shares of series C preferred stock at $6.50 per share. This is a performance based warrant that became exercisable in October 2000. The warrant will expire in October 2002. The fair value of the warrant issued was remeasured each period until the final measurement date of October 2000 using the Black-Scholes option pricing model. At October 2000, the fair value of the warrant was calculated using the Black-Scholes option pricing model, using $6.50 as the fair value of the underlying preferred stock and the following weighted average assumptions: no dividends; contractual life of 2 years; risk free interest rate of 6.5%; and expected volatility of 70%. The warrant was fully amortized at December 31, 2000 to sales and marketing expense.

In addition, the Company granted in a service provider a warrant to purchase 153,846 shares of series C preferred stock at $6.50 per share. The warrant expired October 2001. The fair value of the warrant issued was calculated using the Black-Scholes option pricing model, using $6.50 as the fair value of the underlying preferred stock and the following weighted-average assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 6.5%; and expected volatility of 70%. The fair value of the warrant of $419,000 at December 31, 1999 and December 31, 2000 was amortized over two years to application management services expense.

In December 1999, the Company granted a lender (Note 7) a warrant to purchase 64,615 shares of series C preferred stock at $6.50 per share. The warrant is exercisable through July 20, 2003. The number of shares into which the warrant was convertible was contingent on the date of the Company’s initial public offering. Accordingly, the warrants were valued in July 2000 using the Black Scholes option pricing model using $14.00 as a fair value of the underlying preferred stock and the following weighted average assumption: no dividends; contractual life of 3 years; risk free interest rate of 7%; and expected volatility of 90%. The fair value of the warrant of $682,000 is being amortized over forty two months to interest expense.

Upon exercise, all warrants for preferred stock immediately convert to common stock.

Note 9—Common Stock

The Company’s certificate of incorporation authorized the Company to issue 50,000,000 shares of $0.001 par value common stock. In April 2000, the Company amended its certificate of incorporation to provide for total authorized capital of 138,000,000 shares of common stock and 44,127,000 shares of preferred stock. In July 2000, the Company amended its certificate of incorporation to provide for total authorized capital of 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 1999, an aggregate of 1,574,584 shares were issued and outstanding, including an aggregate of 96,354 shares subject to repurchase at a

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

weighted average price of $0.24 per share. In July 2000, the Company completed an initial public offering of 10 million shares of common stock (Note 10). As of December 31, 2000, an aggregate of 49,288,222 shares were issued and outstanding, including an aggregate of 62,085 shares subject to repurchase at a weighted average price of $0.61 per share. As of December 31, 2001, an aggregate of 55,065,460 shares were issued and outstanding, including an aggregate of 4,183,857 shares subject to repurchase at a weighted average price of $0.01 per share (Note 12).

During the year ended December 31, 1999, the Company issued 50,000 shares of common stock in exchange for services. The fair value of the common stock of $189,000 was recorded as a marketing expense. In addition, the Company issued 125,000 shares of common stock to board members of the Company. The fair value of the common stock of $350,000 was recorded as a general and administrative expense.

Warrant for common stock

In October 1999, the Company granted to a landlord a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.50 per share. The warrant expired in December 2001. The fair value of the warrant issued was calculated using the Black-Scholes pricing model, using $6.50 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 2 years; risk-free interest rate of 6.5%; and expected volatility of 70%. The fair value of the warrant of $136,000 was being amortized over the term of the related lease agreement to general and administrative expense.

Common stock reserved

The Company has reserved shares of common stock for issuance as follows:

	December 31, 2000	December 31, 2001
Exercise of outstanding options	13,122,315	12,186,366
Exercise of preferred stock warrants	1,053,520	899,674
Exercise of common stock warrant	2,383,333	—
Shares available for issuance under employee stock purchase plan	1,000,000	1,522,604
Additional shares available for grant under the 1998 and NSP stock plans	3,405,467	5,651,210

Total	20,964,635	20,259,854

Note 10—Initial Public Offering

In July 2000, the Company completed an initial public offering (IPO) of 10 million shares of its common stock, realizing net proceeds of $128 million after underwriters’ discounts and other offering expenses. Upon the completion of the IPO, all outstanding shares of the Company’s preferred stock converted into approximately 35.3 million shares of common stock.

Note 11—Alliance with Cap Gemini Ernst & Young

In April 2000, the Company agreed to issue to Ernst & Young L.L.P. (“EY”), on behalf of its consulting division, EY Consulting, four warrants to purchase an aggregate of up to 7,000,000 shares of the Company’s common stock at an exercise price of $6.50 per share under the terms of a strategic alliance arrangement. In May 2000, EY completed a sale of substantially all of the business of E&Y Consulting to Cap Gemini, S.A. Upon the

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

completion of this sale, E&Y Consulting assigned to Cap Gemini, S.A. all of its rights and obligations pursuant to its strategic alliance with the Company, including the right to execute the warrants the Company issued to EY on behalf of E&Y Consulting. The consulting business previously conducted by E&Y Consulting is now being carried on by Cap Gemini Ernst & Young U.S., L.L.C. (“CGEY”). Under the April 2000 agreement, CGEY was permitted to exercise the first of these warrants to acquire 4,666,666 shares of common stock during the 90 day period following the Company’s July 20, 2000 IPO. The second, third and fourth warrants become exercisable based upon the achievement of target volume revenues resulting from referrals of CGEY in each of the Company’s 2000, 2001 and 2002 fiscal years. The Company has determined that CGEY did not achieve the minimum target volume revenues for its 2000 and 2001 fiscal years and, as a result, the second and third warrants for a total of 1,866,666 shares have expired. The fourth warrant may be exercised to acquire up to 466,667 shares of common stock provided CGEY meets fiscal year 2002 minimum revenue referrals. The value of such performance based warrants is not recorded until earned by CGEY. The warrants are subject to cancellation or repurchase in whole or part under certain circumstances, such as if CGEY breaches a material provision of the agreement. The agreement itself may be terminated prior to the end of the seven-year term by consent of the parties or unilaterally by a party in the event the other party defaults in the performance of a material provision of the agreement, subject to a cure period.

On September 27, 2000 CGEY exercised its right to convert a portion of the initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise.

At December 31, 2000, 2,333,333 shares under the initial warrant remained issued and outstanding. The exercise period, which had been extended to December 31, 2001, has expired. The fair value of this warrant was calculated using the Black-Scholes option pricing model, using $2.06 as the fair value of the underlying common stock and the following weighted-average assumptions: no dividends; contractual life of 1.5 years; risk-free interest rate of 7%; and expected volatility of 100%. Amortization expense of $544,000 was recorded as a sales and marketing expense in the year ended December 31, 2000 and $164,000 in the year ended December 31, 2001.

As these shares outstanding are repurchaseable under certain circumstances, in accordance with EITF Issue No. 96-18, the fair value of these shares issued will be remeasured each period through May 2003 using the Black-Scholes option-pricing model. The related charges will be recorded as a sales and marketing expense.

Note 12—Stock Plans

Stock Option Plan

Under the Company’s 1998 Stock Plan (the “Plan”), the Company was authorized as of December 31, 2000 and December 31, 2001 to issue up to 18,500,000 and 21,457,293 shares of common stock, respectively, to directors, employees, and consultants. The Plan provides for the issuance of stock purchase rights, incentive stock options and nonstatutory stock options. Effective in fiscal year 2000, the Plan provides for automatic annual increases in the number of shares reserved for issuance under the Plan in an amount each year equal to the lesser of 1) 6% of the outstanding amount on such date, 2) 6,000,000 shares or 3) such lesser amount as may be determined by the board of directors.

Stock purchase rights that have been issued under the Plan are subject to a restricted stock purchase agreement, whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s repurchase right lapses at a rate determined by the Plan administrator, but at a minimum rate of 20% per year. As of December 31, 2000 and December 31, 2001, 62,085 and 1,465,590 shares, respectively, are subject to repurchase at a weighted average price of $0.61 and $0.01 per share, respectively.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. Options generally expire in 10 years. However, the term of the options may be limited to 5 years if incentive stock options are granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest over a four-year period.

Nonstatutory Stock Option Plan

In May 2001, the board of directors approved to reserve 3,000,000 shares for issuance under the 2001 Nonstatutory Stock Option Plan (the “NSP Plan”) which provides for the issuance of common stock to directors, employees, and consultants. Under the NSP Plan, the exercise price and vesting period for the nonstatutory options will be determined by the Board on the date of grant. Options granted under the NSP Plan will expire ten years from the date of grant. Shares issued under this plan during the year ended December 31, 2001 were 2,718,267 with an exercise price of $0.01 per share. At December 31, 2001, all shares issued are subject to repurchase at $0.01 per share. The options, which were exercised at the time of grant, generally vest over two years. In the event of employee termination prior to vesting, the Company has the right to repurchase the unvested shares.
A summary of the status of the Company’s options under the Plans are as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1998	4,865,000	2,135,000	$0.05
Shares reserved for grant	2,900,000	—	$—
Granted	(10,527,391)	10,527,391	$0.59
Exercised	—	(526,582)	$0.07
Cancelled	3,380,858	(3,380,858)	$0.06

Balance, December 31, 1999	618,467	8,754,951	$0.70
Shares reserved for grant	8,600,000	—	$—
Granted	(9,220,171)	9,220,171	$5.90
Exercised	—	(1,503,968)	$0.80
Cancelled	3,348,839	(3,348,839)	$2.68
Repurchases	58,332	—

Balance, December 31, 2000	3,405,467	13,122,315	$3.83
Shares reserved for grant	5,957,293	—	$—
Granted	(9,154,755)	9,154,755	$0.73
Exercised	—	(4,747,499)	$0.05
Cancelled	5,343,205	(5,343,205)	$4.14
Repurchases	100,000	—

Balance, December 31, 2001	5,651,210	12,186,366	$2.84

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Weighted-average fair values per share of options granted during the following years were:

1999	$2.66
2000	$4.97
2001	$0.73

The following table summarizes information concerning options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise in Price	Number of Shares	Weighted Average Exercise Price
$0.01–$ 0.35	443,788	6.14	$0.14	245,326	$0.16
$0.40–$ 0.93	2,711,775	9.23	$0.41	1,295,173	$0.40
$1.10–$ 1.31	1,736,517	9.46	$1.14	—	$—
$1.50–$ 2.50	2,281,033	8.68	$1.95	586,047	$1.59
$3.50–$ 3.78	1,348,295	8.74	$3.57	360,788	$3.50
$4.00–$ 4.75	2,698,950	8.84	$4.72	31,212	$4.23
$6.50–$14.25	966,008	8.44	$9.77	436,193	$9.51

	12,186,366	8.50	$2.84	2,954,739	$2.38

As of December 31, 1999, 107,207 shares were exercisable at a weighted-average exercise price of $0.35 per share. As of December 31, 2000, 1,666,661 shares were exercisable at a weighted-average exercise price of $1.18 per share.

Stock-based compensation

In connection with stock options granted to employees to purchase common stock, the Company recorded a deferred charge for stock-based compensation of $23,473,000 for the year ended December 31, 1999, $13,910,000 for the year ended December 31, 2000 and $5,332,000 for the year ended December 31, 2001. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2004. Amortization of deferred stock-based compensation expense was $8,524,000 for the year ended December 31, 1999, $15,657,000 for the year ended December 31, 2000 and $5,099,000 for the year ended December 31, 2001. The amortization of deferred stock-based compensation relates to the following items in the accompanying statements of operations (in thousands):

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
Costs and expenses:
Application management services	$229	$579	$178
Professional services and other	427	1,015	293
Research and development	923	1,591	(253)
Sales and marketing	2,769	4,204	309
General and administrative	4,176	8,268	4,572

	$8,524	$15,657	$5,099

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with stock options granted to non-employees to purchase common stock, the Company recorded compensation expense of $57,000, $348,000, and $1,600 in the years ended December 31, 1999, 2000 and 2001, respectively. Such amounts represent, for non-employee options, the deemed fair value of the option at the date of vesting.

Additional stock plan information

If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
Net loss:
As reported	$(45,000)	$(99,823)	$(63,875)
Pro forma	(45,749)	(106,174)	(77,288)
Basic and diluted net loss per share:
As reported	(38.96)	(5.15)	(1.27)
Pro forma	(39.61)	(5.42)	(1.54)

The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions: no dividends; expected option term of four years; risk free interest rates of 6.5% for the year ended December 31, 1999, 6.03% for the year ended December 31, 2000 and 4.71% for the year ended December 31, 2001; and expected volatility of 70% for the year ended December 31, 1999, 67% for the year ended December 31, 2000 and 90% for the year ended December 31, 2001.

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each February 1st and August 1st. Participation in the offering is limited to the lesser of 10% of an employee’s compensation or $25,000 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 2,232,205 shares of common stock have been reserved for issuance under this plan of which 1,522,604 shares were available for issuance as of December 31, 2001. Shares issued under this plan were 709,601 in 2001. In addition, the ESPP provides for automatic annual increases in the number of shares reserved for issuance under the ESPP, in an amount each year equal to the lesser of (1) 2.5% of the outstanding shares on such date, (2) 2,500,000 shares or (3) such lesser amount as may be determined by the board of directors.

Note 13—Employee Benefit Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering substantially all of its employees. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings into the Plan. Contributions made by the Company are discretionary, and the Company has not made any contributions since the inception of the Plan.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 14—Significant Customer Information and Segment Reporting Information

The Company has adopted SFAS No. 131, which requires the reporting of segment information using the “management approach” versus the “industry approach” previously required. Based on the information provided to the Company’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company’s operations have been classified into two operating segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

Disaggregated information is as follows (in thousands):

	Application Management Services	Professional Services	Unallocated	Total
For the Year Ended December 31, 1999
Revenues	$746	$5,036	$—	$5,782
Depreciation and amortization	$1,228	$124	$3,316	$4,668
Segment loss	$(5,551)	$(2,719)	$(36,730)	$(45,000)
For the Year Ended December 31, 2000
Revenues	$14,990	$28,571	$—	$43,561
Depreciation and amortization	$3,271	$239	$5,251	$8,761
Segment profit (loss)	$(17,238)	$2,525	$(85,109)	$(99,823)
For the Year Ended December 31, 2001
Revenues	$35,712	$13,868	$—	$49,580
Depreciation and amortization	$9,536	$238	$5,145	$14,919
Segment loss	$(3,841)	$(1,656)	$(58,378)	$(63,875)

The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

Significant customer information is as follows:

	Percent of Total Revenue			Percent of Total Accounts Receivable
	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	December 31, 1999	December 31, 2000	December 31, 2001
Customer A	19%	—	—	—	—	—
Customer B	18%	—	—	—	—	—
Customer C	—	—	—	35%	—	—
Customer D	—	12%	—	—	19%	—
Customer E	—	—	—	—	12%	—
Customer F	—	—	—	—	—	20%
Customer G	—	—	—	—	—	12%

For the year ended December 31, 2001 no one customer accounted for more than 10% of the Company’s total revenue.

CORIO, INC.                                                                                                                                           FORM 10-K

CORIO, INC.
NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 15—Related Party Transactions

In connection with the acquisition of DSCI in September 1998, the Company issued a secured subordinated promissory note for $2,328,000 to a stockholder of the Company. The note was not convertible at the issuance date. The note earned interest at 9.5% per annum and was payable in two equal payments occurring on each of the first two anniversaries of the date of issuance. During 1999, the Company made the first cash payment of $1,336,000 (including principal of $1,110,000 and interest of $226,000) and converted $1,000,000 (including principal of $968,000 and interest of $32,000) into 153,846 shares of series C preferred stock. As of December 31, 1999, the outstanding balance was $250,000. The outstanding balance of the note and all accrued interest was repaid in fiscal 2000.

In addition, 3,492,000 shares of the Company’s series A preferred stock, valued at $1,643,000, was issued to the same stockholder of the Company as a result of the acquisition of DSCI (Note 2). Such shares were issued under a restricted stock agreement, whereby the Company has the right to repurchase any unvested shares at a price per share of $0.01. The vesting terms are as follows: 1,746,000 shares vest immediately, 582,000 shares vest within one year, and the remaining 1,164,000 shares vest monthly over 36 months. In February 2000, the Company released 422,400 shares of its series A preferred stock held by the stockholder from its rights of repurchase which resulted in additional expense of $93,000 for the year ended December 31, 2000.

In January 1999, the Company entered into an outsourcer alliance agreement with PeopleSoft for a software license to offer PeopleSoft software to customers of the Company and for other rights and, in March 1999, the Company entered into a software license and services agreement with PeopleSoft for a license to use PeopleSoft software internally. Two directors of the Company are also directors of PeopleSoft. Pursuant to the agreements, the Company paid a total of approximately $7.5 million, $1.7 million and $1.7 to PeopleSoft in 1999, 2000 and 2001, respectively, and the Company had an accrued liability to PeopleSoft pursuant to these agreements of approximately $1.8 million as of December 31, 1999. In September 2000, the Company entered into an agreement with PeopleSoft reducing the amount owed at December 31, 1999 under the outsourcer alliance agreement from $1.8 million to $332,000. This amount was paid in September 2000.

In the ordinary course of business, the Company has recorded revenue in the year ended December 31, 2000 of $2 million arising from transactions with six companies with which it has common directors. At December 31, 2000 accounts receivable included approximately $602,000 arising from such transactions. In the year ended December 31, 2001, the Company recorded revenue of $4.4 million arising from transactions with five companies with which it has directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions.

CORIO, INC                                                                                                                                            FORM 10-K

Note 16—Selected Quarterly Financial Data (unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2001 Quarter Ended:
Net revenues	$13,569	$11,466	$12,153	$12,392
Net loss(3)	$(19,543)	$(18,121)	$(12,385)	$(13,826)
Basic and diluted net loss per share	$(0.39)	$(0.36)	$(0.25)	$(0.27)
Quarterly stock prices:
High	$4.44	$2.01	$1.37	$1.49
Low	$1.75	$1.05	$0.41	$0.42
2000 Quarter Ended:
Net revenues	$5,280	$10,393	$13,829	$14,059
Net loss	$(28,519)	$(29,138)	$(23,188)	$(18,978)
Series E beneficial conversion charge	—	—	$(20,158)	—
Net loss attributable to common stockholders	$(28,519)	$(29,138)	$(43,346)	$(18,978)
Basic and diluted net loss per share(1)	$(16.75)	$(14.52)	$(1.14)	$(0.39)
Quarterly stock prices(2):
High	—	—	$19.69	$7.06
Low	—	—	$7.66	$1.50

(1)
Since inception the Company issued 35,415,000 shares of convertible preferred and mandatorily redeemable preferred stock. Prior to its initial public offering, these shares were excluded from the calculation of diluted net loss per share because their effect was antidilutive. In July 2000, upon completion of the Company’s initial public offering of its common stock, all outstanding shares of the Company’s preferred stock were converted to shares of common stock.

(2)	Quarterly stock prices are presented from the date of the Company’s July 2000 initial public offering.

(3)
During the quarter ended December 31, 2001, the Company initiated cost-saving actions resulting in restructuring and impairment charges of $2.4 million. These charges included $427,000 for severance benefits paid or to be paid to employees involuntarily terminated and $2.0 million to retire certain operating assets.

CORIO, INC.                                                                                                                                           FORM 10-K

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning Of Period	Additions Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 1999	$138	$125	$30	$233
Year Ended December 31, 2000	233	1,706	1,028	911
Year Ended December 31, 2001	911	—	535	376

(1)	Accounts written off

CORIO, INC                                                                                                                                            FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereonto duly authorized.

CORIO INC.
Date: March 25, 2002	By	/s/ GEORGE KADIFA

George Kadifa Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kadifa and Barbara J. Posch, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KADIFA George Kadifa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2002

/s/ TED E. SCHLEIN Ted E. Schlein	Director	March 25, 2002

/s/ ROGER SIBONI Roger Siboni	Director	March 25, 2002

/s/ GEORGE J. STILL, JR. George J. Still, Jr.	Director	March 25, 2002

/s/ ERNEST M. VON SIMSON Ernest von Simson	Director	March 25, 2002

/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.	Director	March 25, 2002

/s/ JAMES T. BARRETT James T. Barrett	Director	March 25, 2002

/s/ ANEEL BHUSRI Aneel Bhusri	Director	March 25, 2002