Form 10-Q
period 2002-03-31
CORIO INC
filed 2002-05-14
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 000-31003

CORIO, INC.
(Exact name of the Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization	77-0492528 (I.R.S. Employer Identification Number)

959 Skyway Road, Suite 100 San Carlos, California (Address of principal executive offices)	94070 (Zip Code)

650-232-3000
(The Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of April 30, 2002, there were 55,911,901 shares of the Registrant’s common stock outstanding.

CORIO, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CORIO, INC.

CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	MARCH 31, 2002	DECEMBER 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$30,161	$36,317
Short-term investments	40,813	41,831
Restricted cash	7,849	7,849
Accounts receivable, net of allowance of $376 at March 31, 2002 and December 31, 2001	3,645	3,818
Prepaid expenses and other current assets	1,760	1,875

Total current assets	84,228	91,690
Property and equipment, net	18,298	20,618
Other assets	803	982

Total assets	$103,329	$113,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,795	$6,336
Accrued liabilities	10,345	10,281
Deferred revenue	1,647	1,969
Current portion of notes payable	494	486
Current portion of capital lease obligations	6,813	7,020

Total current liabilities	25,094	26,092
Notes payable less current portion	147	274
Capital lease obligations less current portion	3,119	4,668
Other liabilities	990	917

Total liabilities	29,350	31,951

Commitments
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 55,840,926 and 55,065,460 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	55	55
Additional paid-in capital	296,949	298,272
Unrealized gain on investments	149	372
Deferred stock-based compensation	(3,265)	(5,461)
Accumulated deficit	(219,909)	(211,899)

Total stockholders’ equity	73,979	81,339

Total liabilities and stockholders’ equity	$103,329	$113,290

(1)	Derived from audited financial statements.

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
REVENUES:
Application management services	$9,815	$8,843
Professional services and other	2,778	4,726

	12,593	13,569
Reimbursable expenses	498	417

Total revenues	13,091	13,986

COSTS AND EXPENSES:
Application management services	8,830	10,692
Professional services and other	3,434	6,252
Reimbursable expenses	498	417
Research and development	2,041	2,693
Sales and marketing	3,394	6,870
General and administrative	3,033	6,409
Amortization of stock based compensation	141	876
Amortization of intangible assets	—	212

Total operating expenses	21,371	34,421

Loss from operations	(8,280)	(20,435)
Interest and other income	556	2,010
Interest and other expense	(286)	(1,118)

Net loss	$(8,010)	$(19,543)

Basic and diluted net loss per share	$(0.16)	$(0.39)

Shares used in computation—basic and diluted	51,367	49,650

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,010)	$(19,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,839	3,615
Amortization of intangibles	—	212
Amortization of deferred stock-based compensation	141	876
Compensation for grants of stock, options and warrants in exchange for services	242	796
Changes in assets and liabilities:
Accounts receivable	173	165
Prepaid expenses and other current assets	115	(259)
Accounts payable	(541)	(348)
Accrued liabilities	64	(1,482)
Deferred revenue	(322)	419
Other liabilities	73	—

Net cash used in operating activities	(5,226)	(15,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(5,409)	(8,075)
Sales of marketable securities	6,204	12,755
Increase in restricted cash	—	(7,000)
Purchase of property and equipment	(495)	(3,673)
Other assets	170	420

Net cash provided by (used in) investing activities	470	(5,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options	499	1,342
Payments on debt obligations	(119)	(2,902)
Payments on capital lease obligations	(1,780)	(1,501)

Net cash used in financing activities	(1,400)	(3,061)

Net decrease in cash and cash equivalents	(6,156)	(24,183)
Cash and cash equivalents, beginning of period	36,317	58,455

Cash and cash equivalents, end of period	$30,161	$34,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$270	$349

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$24	$1,969

Deferred stock-based compensation / forfeitures	$2,055	$—

Unrealized (loss) gain on investments	$(223)	$266

See accompanying notes to condensed financial statements.

CORIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. (“Corio” or the “Company”) and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2001.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

	MARCH 31,
	2002	2001
Preferred stock warrants	900	372
Common stock subject to repurchase	4,226	68
Common stock options and warrants	13,960	15,619

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Financial Accounting Standards Board (FASB) issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior period were reclassified. For the three months ended March 31, 2001, $417,000 in reimbursed application and professional services expenses have been reclassified as reimbursable revenues and expenses. For the three months ended March 31, 2002, the Company recorded $498,000 of reimbursable revenues and expenses.

NOTE 2—ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at March 31, 2002 and December 31, 2001 were $1,064,000 and $999,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3—WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchaseable under certain circumstances, in accordance with EITF Issue No. 96-18, the fair value of these shares issued will be remeasured each period through May 2003 using the Black-Scholes option-pricing model. Amortization expense of $229,000 and $171,000 was recorded as a sales and marketing expense for the three months ended March 31, 2002 and 2001, respectively related to these shares.

NOTE 4—STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock and offset by stock options forfeited, the Company recorded a reduction in deferred charges for stock-based compensation of $2.1 million and none for the three months ended March 31, 2002 and 2001, respectively. Such amounts represent, for employee stock options, the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock, offset by stock options forfeited. The deferred charges for employee options are being amortized to expenses using the graded vesting approach through fiscal year 2005. Amortization of deferred stock-based compensation expense was $141,000 and $876,000 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5—SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company’s operations have been classified into two operating segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

Disaggregated information is as follows (in thousands):

	APPLICATION MANAGEMENT SERVICES	PROFESSIONAL SERVICES	UNALLOCATED	TOTAL
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Revenues	$9,815	$2,778	$498	$13,091
Depreciation and amortization	$2,147	$15	$677	$2,839
Segment profit (loss)	$985	$(656)	$(8,339)	$(8,010)

FOR THE THREE MONTHS ENDED MARCH 31, 2001
Revenues	$8,843	$4,726	$417	$13,986
Depreciation and amortization	$2,243	$61	$1,311	$3,615
Segment profit (loss)	$(1,850)	$(1,526)	$(16,167)	$(19,543)

The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

For the three months ended March 31, 2002, one customer accounted for 10% of total revenues. For the three months ended March 31, 2001, one customer accounted for 12% of total revenues.

At March 31, 2002, no one single customer accounted for 10% or more of total accounts receivable. As of December 31, 2001, two customers represented 32% of total accounts receivable.

NOTE 6—RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the three months ended March 31, 2002 and the remaining restructuring and impairment accrual balance at March 31, 2002 (in thousands):

	BALANCE DECEMBER 31, 2001	UTILIZED	BALANCE MARCH 31, 2002
Employee severance	$106	$106	$—
Asset impairments	480	59	421

Total	$586	$165	$421

The net asset impairment liability at March 31, 2002 relates to assets under equipment leases and financing agreements and will be paid over the remaining life of the lease and finance terms.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2001 Annual Financial Report to Stockholders.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY’S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS “EXPECTS”, “ANTICIPATES”, “INTENDS”, “BELIEVES”, OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” HEREIN. IN EVALUATING THE COMPANY’S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS” IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Note 1 to the financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 describes the significant accounting policies and methods used in the preparation of the financial statements. Estimates are used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, contingencies and other special charges. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results could differ from these estimates.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 and 2001

REVENUES

Total revenues decreased to $13.1 million for the three months ended March 31, 2002 from $14.0 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, one customer accounted for 10% of total revenues. For the three months ended March 31, 2001, one customer accounted for 12% of total revenues.

In the ordinary course of business, for the three months ended March 31, 2002, we recorded revenue of $1.3 million arising from transactions with four companies with which we have directors in common. At March 31, 2002, accounts receivable included $405,000 arising from such transactions. For the three months ended March 31, 2001, we recorded revenue of $605,000 arising from transactions with six companies with which we have directors in common. At March 31, 2001, accounts receivable included $315,000 arising from such transactions.

APPLICATION MANAGEMENT SERVICES REVENUES.    Revenues from our application management services were $9.8 million for the three months ended March 31, 2002 and $8.8 million for the three months ended March 31, 2001. The increase in application management services revenues was primarily due to the increased average monthly recurring revenue per contract and approximately $1.1 million in non-recurring revenues from customer contract terminations and approximately $500,000 from customers for one-time fees for the three months ended March 31, 2002. At March 31, 2002, the Company had a balance of $950,000 for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES.    Our professional services and other revenues were $2.8 million for the three months ended March 31, 2002 and $4.7 million for the three months ended March 31, 2001. The decrease in professional services revenues was primarily due to the decreased number of new customer implementations as well as customer use of third party integrators for project implementations. At March 31, 2002, we had a balance of $700,000 for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work.

COSTS AND EXPENSES

APPLICATION MANAGEMENT SERVICES EXPENSES.    Application management services expenses, excluding non-cash stock based compensation of $93,000 and $29,000 for the three months ended March 31, 2002 and 2001, respectively, were $8.8 million for the three months ended March 31, 2002 and $10.7 million for the three months ended March 31, 2001. The largest component of the decrease was attributable to the reduction in personnel costs. Other significant components of the decrease included reduction in third party license fees, depreciation and facilities expenses.

PROFESSIONAL SERVICES AND OTHER EXPENSES.    Professional services and other expenses, excluding non-cash stock based compensation of $162,000 and ($114,000) for the three months ended March 31, 2002 and 2001, respectively, were $3.4 million for the three months ended March 31, 2002 and $6.3 million for the three months ended March 31, 2001. The largest component of the decrease was attributable to the reduction in the number of contracts in process and the reduction in personnel costs. Another significant component of the decrease included reduced costs for subcontractors to perform services under professional services engagements.

RESEARCH AND DEVELOPMENT.    Research and development expenses, excluding non-cash stock based compensation of $30,000 and ($233,000) for the three months ended March 31, 2002 and 2001, respectively, were $2.0 million for the three months ended March 31, 2002 and $2.7 million for the three months ended March 31, 2001. Research and development expenses as a percentage of total revenues were 16% for the three months ended March 31, 2002 and 19% for the three months ended March 31, 2001. The largest component of the decrease was attributable to the reduction in personnel costs.

SALES AND MARKETING EXPENSES.    Sales and marketing expenses, excluding non-cash stock based compensation of $357,000 and ($3,000) for the three months ended March 31, 2002 and 2001, respectively, were $3.4 million for the three months ended March 31, 2002 and $6.9 million for the three months ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were 26% for the three months ended March 31, 2002 and 49% for the three months ended March 31, 2001. The decrease in sales and marketing expenses reflects a decline in personnel costs as well as lower spending on advertising and tradeshows. Sales and marketing expenses also include amortization of costs associated with repurchasable shares issued to Cap Gemini Ernst & Young (CGEY) of $229,000 for the three months ended March 31, 2002 and amortization of costs associated with warrants issued to a software vendor and CGEY of $(10,000) for the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses, excluding non-cash stock based compensation of ($501,000) and $1.2 million for the three months ended March 31, 2002 and 2001, respectively, were $3.0 million for the three months ended March 31, 2002 and $6.4 million for the three months ended March 31, 2001. General and administrative expenses as a percentage of total revenues were 23% for the three months ended March 31, 2002 and 46% for the three months ended March 31, 2001. The decrease was mainly attributable to the reduction in personnel costs and the decreased use of outside contractors.

AMORTIZATION OF STOCK-BASED COMPENSATION.    Amortization of deferred stock-based compensation was $141,000 for the three months ended March 31, 2002 and $876,000 for the three months ended March 31, 2001. The decrease was mainly attributable to significant forfeitures of stock options in the three months ended March 31, 2002.

INTEREST AND OTHER INCOME AND EXPENSE.    Net interest and other income and expense was $270,000 for the three months ended March 31, 2002 and was $892,000 for the three months ended March 31, 2001. The decrease in net interest income was due primarily to lower average cash and investment balances at March 31, 2002 and decreased interest expenses. Included in interest expense in the quarter ended March 31, 2001 is a charge of $740,000 reflecting the unamortized fair value of the warrants that were issued in connection with a loan and security agreement that was paid in full January 2001.

INCOME TAXES.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three months ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents, short-term investments, and restricted cash of $79 million, a decrease of $7.2 million from December 31, 2001. The decrease was primarily the result of 5.2 million cash used by operating activities and $1.9 million repayment of debt.

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2002, and $15.5 million used in the three months ended March 31, 2001. The net decrease was primarily due to a decrease in the net loss.

Net cash provided by investing activities was $470,000 for the three months ended March 31, 2002 compared to $5.6 million used in investing activities in the three months ended March 31, 2001. Investing activities consisted primarily of purchases of equipment of $495,000 and the purchase and sale of short-term investments.

Net cash used by financing activities was $1.4 million and $3.1 million for the three months ended March 31, 2002 and 2001, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of loans and capital leases.

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. Any major change in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures or the acquisition of an existing business, could change the Company’s cash requirements. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ACCOUNTING DEVELOPMENTS

In November 2001, the Financial Accounting Standards Board (FASB) issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for prior periods were reclassified. For the three months ended March 31, 2001, $417,000 in reimbursed application and professional services expenses have been reclassified as reimbursable revenues and expenses. For the three months ended March 31, 2002, the Company recorded $498,000 of reimbursable revenues and expenses.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of March 31, 2002, we had an accumulated deficit of $220 million.

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

A significant portion of our current revenue consists of revenue from middle-market companies, internet, e-commerce trading exchanges and other technology companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could diminish and delay demand for our services. Also, as we move up-market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish.

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

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP and Siebel Systems. We have agreements in place with certain of our third-party software vendors, and our agreements with third-party software vendors are non-exclusive, are for limited terms ranging from two to five years and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to “host-only” relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft and Siebel, we rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to use the software that we license from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers’ businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors change in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

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

We may incur substantial accounting charges as a result of repurchasable common stock held by Cap Gemini Ernst & Young which may result in significant operating losses over the next several years.

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C (CGEY), exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges through May 2003 associated with these repurchasable shares held by CGEY. These shares and other expenses related to our strategic alliance with CGEY may result in expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these shares, any charges associated with these shares will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.

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

Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as EDS, Hewlett Packard, PeopleSoft, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Electronic Data Systems and PricewaterhouseCoopers;

•	internet service providers and web hosting companies, such as Cable & Wireless, DIGEX, Genuity, PSINet and Worldcom;

•	software vendors, such as Commerce One, Oracle, PeopleSoft, SAP and Siebel Systems; and

•	major technology providers, such as Intel and Microsoft.

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

In the future, we may expand our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. There is competition for qualified sales, marketing, technical and operations personnel as these personnel are in limited supply and in high demand, particularly in Northern California, and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

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

Because of the economic downturn and political environment, many industries are delaying or reducing technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Moreover, weakness in the technology sector as a whole could negatively affect the cash flow of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities in accordance with the Company’s investment policy. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to March 31, 2002, the ending date of the reporting period, the approximate amount of net offering proceeds used were $13.0 million to repay outstanding debt and approximately $62.1 million to fund operations. The remaining net proceeds are invested in short-term financial instruments.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

      None

(b)    The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

By:	/s/ BARBARA J. POSCH
Barbara J. Posch Senior Vice President, Finance and Chief Financial Officer