Form 10-Q
period 2002-06-30
CORIO INC
filed 2002-08-14
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 000-31003

CORIO, INC.
(Exact name of the Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization	77-0492528 (I.R.S. Employer Identification Number)

959 Skyway Road, Suite 100 San Carlos, California (Address of principal executive offices)	94070 (Zip Code)

650-232-3000
(The Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

As of July 31, 2002, there were 56,495,868 shares of the Registrant’s common stock outstanding.

CORIO, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CORIO, INC.

CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	JUNE 30, 2002	DECEMBER 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$37,297	$36,317
Short-term investments	26,830	41,831
Restricted cash	7,849	7,849
Accounts receivable, net of allowance of $376 at June 30, 2002 and December 31, 2001, respectively	3,971	3,818
Prepaid expenses and other current assets	1,218	1,875

Total current assets	77,165	91,690
Property and equipment, net	15,297	20,618
Other assets	653	982

Total assets	$93,115	$113,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,339	$6,336
Accrued liabilities	10,287	10,281
Deferred revenue	1,553	1,969
Current portion of notes payable	499	486
Current portion of capital lease obligations	6,451	7,020

Total current liabilities	23,129	26,092
Notes payable less current portion	61	274
Capital lease obligations less current portion	1,667	4,668
Other liabilities	1,050	917

Total liabilities	25,907	31,951

Commitments
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 56,021,417 and 55,065,460 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	56	55
Additional paid-in capital	296,839	298,272
Unrealized gain on investments	159	372
Deferred stock-based compensation	(2,207)	(5,461)
Accumulated deficit	(227,639)	(211,899)

Total stockholders’ equity	67,208	81,339

Total liabilities and stockholders’ equity	$93,115	$113,290

(1)	Derived from audited financial statements.

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
REVENUES:
Application management services	$8,718	$8,073	$18,534	$16,916
Professional services and other	2,597	3,393	5,375	8,119

	11,315	11,466	23,909	25,035
Reimbursable expenses	587	417	1,085	834

Total revenues	11,902	11,883	24,994	25,869
COSTS AND EXPENSES:
Application management services	8,006	10,207	16,837	20,899
Professional services and other	2,839	3,411	6,273	9,663
Reimbursable expenses	587	417	1,085	834
Research and development	1,736	2,553	3,777	5,246
Sales and marketing	2,844	6,450	6,239	13,320
General and administrative	2,955	5,604	5,988	12,013
Restructuring charges	—	1,413	—	1,413
Amortization of stock based compensation	960	851	1,100	1,728
Amortization of intangible assets	—	212	—	423

Total operating expenses	19,927	31,118	41,299	65,539
Loss from operations	(8,025)	(19,235)	(16,305)	(39,670)
Interest and other income	559	1,621	1,115	3,631
Interest and other expense	(264)	(507)	(550)	(1,625)

Net loss	$(7,730)	$(18,121)	$(15,740)	$(37,664)

Basic and diluted net loss per share .	$(0.15)	$(0.36)	$(0.30)	$(0.75)

Shares used in computation—basic and diluted	52,608	50,204	51,991	50,059

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,740)	$(37,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,472	7,411
Amortization of intangibles	—	423
Amortization of deferred stock-based compensation	1,100	1,728
Compensation for grants of stock, options and warrants in exchange for services	148	742
Loss on retirement of assets	52	—
Changes in assets and liabilities:
Accounts receivable	(153)	3,303
Prepaid expenses and other current assets	657	(243)
Accounts payable	(1,997)	(1,887)
Accrued liabilities	6	(659)
Deferred revenue	(416)	52
Other liabilities	132	—

Net cash used in operating activities	(10,739)	(26,794)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(22,180)	(26,174)
Sales of marketable securities	36,970	48,111
Increase in restricted cash	—	(7,000)
Purchase of property and equipment	(175)	(3,325)
Other assets	309	838

Net cash provided by investing activities	14,924	12,450
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options	593	1,392
Payments on notes payable and capital lease obligations	(3,798)	(6,054)

Net cash used in financing activities	(3,205)	(4,662)

Net increase (decrease) in cash and cash equivalents	980	(19,006)
Cash and cash equivalents, beginning of period	36,317	58,455

Cash and cash equivalents, end of period	$37,297	$39,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$527	$851

SUPPLEMENTAL NON—CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$28	$3,538

Issuance of stock and options in exchange for services	$—	$29

Deferred stock-based compensation/forfeitures, net	$2,153	$4,796

Unrealized (loss) gain on investments	$(213)	$257

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

	2002	2001
Preferred stock warrants	900	372
Common stock subject to repurchase	2,443	49
Common stock options and warrants	13,368	20,244

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 01-14 regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the EITF believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior period were reclassified. For the three and six months ended June 30, 2001, $417,000 and $834,000, respectively, in reimbursed application and professional services expenses have been reclassified as reimbursable revenues and expenses. For the three and six months ended June 30, 2002, the Company recorded $587,000 and $1,085,000, respectively, of reimbursable revenues and expenses.

NOTE 2—ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at June 30, 2002 and December 31, 2001 were $1,151,000 and $999,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3—WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchaseable under certain circumstances, the fair value of these shares subject to repurchase will be remeasured each reporting period until May 2003, when the repurchase rights lapse, using the Black-Scholes option-pricing model. Amortization expense (credit) of ($103,000) and $(138,000) was recorded in sales and marketing expense for the three months ended June 30, 2002 and 2001, respectively related to these shares. Amortization expense (credit) of $126,000 and $(148,000) was recorded as a sales and marketing expense for the six months ended June 30, 2002 and 2001, respectively related to these shares.

NOTE 4—STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock and net of stock options forfeited, the Company recorded a reduction in deferred charges for stock-based compensation of $2.2 million and $4.8 million for the six months ended June 30, 2002 and 2001, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that are forfeited upon severance. The deferred charges for employee options are being amortized to expenses using the graded vesting approach, prescribed by FASB Interpretation No. 28, through fiscal year 2005. Amortization of deferred stock-based compensation expense was $1.1 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively, net of stock options forfeited.

NOTE 5—SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company’s operations have been classified into two operating segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

Disaggregated information is as follows (in thousands):

	APPLICATION MANAGEMENT SERVICES	PROFESSIONAL SERVICES	UNALLOCATED	TOTAL
For the Three Months Ended June 30, 2002
Revenues	$8,992	$2,910	$—	$11,902
Depreciation and amortization	$2,151	$15	$468	$2,634
Segment profit (loss)	$712	$(242)	$(8,200)	$(7,730)

For the Three Months Ended June 30, 2001
Revenues	$8,339	$3,544	$—	$11,883
Depreciation and amortization	$2,397	$60	$1,339	$3,796
Segment loss	$(2,134)	$(18)	$(15,969)	$(18,121)

For the Six Months Ended June 30, 2002
Revenues	$19,018	$5,976	$—	$24,994
Depreciation and amortization	$4,298	$30	$1,144	$5,472
Segment profit (loss)	$1,697	$(898)	$(16,539)	$(15,740)

For the Six Months Ended June 30, 2001
Revenues	$17,422	$8,447	$—	$25,869
Depreciation and amortization	$4,640	$121	$2,650	$7,411
Segment loss	$(3,983)	$(1,544)	$(32,137)	$(37,664)

The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

For the three months ended June 30, 2002, one customer accounted for 13% of total revenues. For the six months ended June 30, 2002, one customer accounted for 12% of total revenues. For the three months ended June 30, 2001, no one single customer accounted for 10% or more of total revenues. For the six months ended June 30, 2001, one customer accounted for 10% of total revenues.

At June 30, 2002, one customer accounted for 16% of total accounts receivable. As of June 30, 2001, one customer represented 10% of total accounts receivable.

NOTE 6—RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the six months ended June 30, 2002 and the remaining restructuring and impairment accrual balance at June 30, 2002 (in thousands):

	BALANCE DECEMBER 31, 2001	CASH PAID	BALANCE JUNE 30, 2002
Employee severance	$106	$106	$—
Lease obligations	480	92	388

Total	$586	$198	$388

The lease obligations liability at June 30, 2002 relates to assets under equipment leases and financing agreements and will be paid over the remaining life of the lease and finance terms.

NOTE 7—SUBSEQUENT EVENT

In August 2002, the Company entered into a definitive agreement with Qwest Communications International Inc. to purchase substantially all of the application service provider assets of its Qwest Cyber.Solutions subsidiary. The purchase is currently expected to close no later than the end of September 2002. Subject to completion of this transaction, the purchase price and related fees would utilize approximately $17 million of the Company’s cash reserves.

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

Since we implement some of our services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. The Company’s process for tracking its progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 and 2001

REVENUES

Total revenue was $11.9 million for the three months ended June 30, 2002 and June 30, 2001. For the three months ended June 30, 2002, one customer accounted for 13% of total revenues. For the three months ended June 30, 2001, no one single customer accounted for 10% or more of total revenues. Total revenues decreased to $25.0 million for the six months ended June 30, 2002 from $25.9 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, one customer accounted for 12% of total revenues. For the six months ended June 30, 2001, one customer accounted for 10% of total revenues.

In the ordinary course of business, we recorded revenue of $795,000 and $2.1 million for the three months and six months ended June 30, 2002, respectively, arising from transactions with four companies with which we have directors in common. Of these amounts, $712,000 and $1.8 million for the three and six months periods, respectively, related to services the Company provided to one customer. The Company did not purchase any products or services from this customer. At June 30, 2002, accounts receivable included $253,000 arising from such transactions. We recorded revenue of $1.5 million and $2.2 million for the three and six months ended June 30, 2001, respectively, arising from transactions with seven companies with which we had directors in common. At June 30, 2001, accounts receivable included $1.3 million arising from such transactions.

APPLICATION MANAGEMENT SERVICES REVENUES.    For the three months ended June 30, 2002, revenues from our application management services were $8.7 million, including approximately $1.1 million in non-recurring revenues from customer contract terminations and approximately $500,000 from customers for one-time fees. For the three months ended June 30, 2001, revenues were $8.1 million, including $600,000 in non-recurring revenues from customer contract terminations. For the six months ended June 30, 2002, revenues from our application management services were $18.5 million, including approximately $2.2 million in non-recurring revenues from customer contract terminations and approximately $500,000 from customers for one-time fees. For the six months ended June 30, 2001, revenues were $16.9 million, including $1.5 million in non-recurring revenues from customer contract terminations. The increase in application management services revenues for the six months ended June 30, 2002 was primarily due to the increased average monthly recurring revenue per customer and the increase in non-recurring revenues and one-time fees. At June 30, 2002, the Company had a balance of $1 million for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues are recognized as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES.    Our professional services and other revenues were $2.6 million for the three months ended June 30, 2002 and $3.4 million for the three months ended June 30, 2001. Our professional services and other revenues were $5.4 million for the six months ended June 30, 2002 and $8.1 million for the six months ended June 30, 2001. The decrease in professional services revenues for the six months ended June 30, 2002 was primarily due to the decreased number of new customer implementations.

COSTS AND EXPENSES

APPLICATION MANAGEMENT SERVICES EXPENSES.    Application management services expenses, excluding non-cash stock based compensation of $83,000 and $(53,000) for the three months ended June 30, 2002 and 2001, respectively, were $8.0 million for the three months ended June 30, 2002 and $10.2 million for the three months ended June 30, 2001. Application management services expenses, excluding non-cash stock based compensation of $177,000 and ($24,000) for the six months ended June 30, 2002 and 2001, respectively, were $16.8 million for the six months ended June 30, 2002 and $20.9 million for the six months ended June 30, 2001. These decreases were primarily attributable to the reduction in personnel costs. The decrease was also caused by a reduction in third party license fees, depreciation and facilities expenses.

PROFESSIONAL SERVICES AND OTHER EXPENSES.    Professional services and other expenses, excluding non-cash stock based compensation of $106,000 and $83,000 for the three months ended June 30, 2002 and 2001, respectively, were $2.8 million for the three months ended June 30, 2002 and $3.4 million for the three months ended June 30, 2001. Professional services expenses and other expenses, excluding non-cash stock based compensation of $268,000 and ($31,000) for the six months ended June 30, 2002 and 2001, respectively, were $6.3 million for the six months ended June 30, 2002 and $9.7 million for the six months ended June 30, 2001. The largest component of the decrease was attributable to the reduction in the number of contracts in process and the related reduction in personnel costs. Other significant components of the decrease included reduced depreciation and facilities expenses.

RESEARCH AND DEVELOPMENT.    Research and development expenses, excluding non-cash stock based compensation of $35,000 and ($49,000) for the three months ended June 30, 2002 and 2001, respectively, were $1.7 million for the three months ended June 30, 2002 and $2.6 million for the three months ended June 30, 2001. Research and development expenses as a percentage of total revenues were 15% for the three months ended June 30, 2002 and 21% for the three months ended June 30, 2001. Research and development expenses, excluding non-cash stock based compensation of $64,000 and ($283,000) for the six months ended June 30, 2002 and 2001, respectively, were $3.8 million for the six months ended June 30, 2002 and $5.2 million for the six months ended June 30, 2001. Research and development expenses as a percentage of total revenues were 15% for the six months ended June 30, 2002 and 20% for the six months ended June 30, 2001. The largest components of the decrease were attributable to a reduction in personnel costs, depreciation and facilities expenses.

SALES AND MARKETING EXPENSES.    Sales and marketing expenses, excluding non-cash stock based compensation of $201,000 and $(267,000) for the three months ended June 30, 2002 and 2001, respectively, were $2.8 million for the three months ended June 30, 2002 and $6.5 million for the three months ended June 30, 2001. Sales and marketing expenses as a percentage of total revenues were 24% for the three months ended June 30, 2002 and 54% for the three months ended June 30, 2001. Sales and marketing expenses, excluding non-cash stock based compensation of $558,000 and ($270,000) for the six months ended June 30, 2002 and 2001, respectively, were $6.2 million for the six months ended June 30, 2002 and $13.3 million for the six months ended June 30, 2001. The decrease in sales and marketing expenses reflects a decline in personnel costs as well as lower advertising, tradeshows, and facilities expenses. Sales and marketing expenses also include amortization of costs associated with repurchasable shares issued to Cap Gemini Ernst & Young (CGEY) of $126,000 for the six months ended June 30, 2002 and an amortization credit associated with warrants issued to a software vendor and CGEY of $(148,000) for the six months ended June 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses, excluding non-cash stock based compensation of $535,000 and $1,137,000 for the three months ended June 30, 2002 and 2001, respectively, were $3.0 million for the three months ended June 30, 2002 and $5.6 million for the three months ended June 30, 2001, respectively. General and administrative expenses as a percentage of total revenues were 25% for the three months ended June 30, 2002 and 47% for the three months ended June 30, 2001. General and administrative expenses, excluding non-cash stock based compensation of $33,000 and $2,336,000 million for the six months ended June 30, 2002 and 2001, respectively, were $6.0 million for the six months ended June 30, 2002 and $12.0 million for the six months ended June 30, 2001. The decrease was mainly attributable to the reduction in personnel costs. Other significant components of the decrease included reduced outside contractors, depreciation and amortization expenses, offset by a decrease in facilities allocation.

AMORTIZATION OF STOCK-BASED COMPENSATION.    Amortization of deferred stock-based compensation was $960,000 for the three months ended June 30, 2002 and $851,000 for the three months ended June 30, 2001. Amortization of deferred stock-based compensation was $1.1 million for the six months ended June 30, 2002 and $1.7 million for the six months ended June 30, 2001. The decrease was mainly attributable to significant forfeitures of stock options in the six months ended June 30, 2002. When employees, who have been granted options below fair market value, terminate, the accounting effects of the forfeiture of their unvested stock options lowers the amortization expense and deferred stock based compensation.

INTEREST AND OTHER INCOME AND EXPENSE.    Net interest and other income and expense was $295,000 for the three months ended June 30, 2002 and $1.1 million for the three months ended June 30, 2001. Net interest and other income and expense was $565,000 for the six months ended June 30, 2002 and $2.0 million for the six months ended June 30, 2001. For both the three and the six month periods, the decrease in net interest income was due primarily to lower average cash and investment balances at June 30, 2002 as well as lower interest rates and was offset, in part, by a decrease in interest expense due to lower average debt balances. Included in interest expense in the six months ended June 30, 2001 is a charge of $740,000 reflecting the unamortized fair value of the warrants that were issued in connection with a loan and security agreement that was paid in full in January 2001.

INCOME TAXES.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three and six months ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents, short-term investments, and restricted cash of $72.0 million, a decrease of $14 million from December 31, 2001. For the six months ended June 30, 2002, the decrease was primarily the result of $10.7 million cash used by operating activities and $3.8 million repayment of debt.

Net cash used in operating activities was $10.7 million for the six months ended June 30, 2002, and $26.8 million used in the six months ended June 30, 2001. The net decrease was primarily due to a decrease in our net loss.

Net cash provided by investing activities was $14.9 for the six months ended June 30, 2002 compared to $12.5 million provided by investing activities in the six months ended June 30, 2001. Investing activities consisted primarily of the purchase and sale of short-term investments.

Net cash used by financing activities was $3.2 million and $4.7 million for the six months ended June 30, 2002 and 2001, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of notes and capital leases.

Except for equipment operating leases, the Company has no off balance sheet finance arrangements.

In February 2002, the Company provided a $250,000, 5 year, 4.63% interest bearing loan to the Company’s chief operating officer to assist in securing a primary residence. The loan is secured by shares of the Company’s stock owned by the officer. The officer executed a promissory note committing to repay the loan in full at the end of the five year term. During the term of the loan, the Company also agreed to pay the officer up to $45,000 per year in mortgage assistance related to the officer’s primary residence. In the event the officer terminates his employment with the Company within two years, the loan, accrued interest and mortgage subsidy payments are to be repaid in full to the Company.

Effective August 2002, senior management of the company agreed to reduce their base compensation ranging from 10% to 33% which will result in an approximate aggregate reduction of $700,000 per year. Affected employees will receive stock option grants equivalent to two options for every dollar forfeited which will result in the Company granting approximately an additional 1.4 million stock options. These grants will be priced at fair market value on the date of grant and will vest over a two year period. The salary reductions were implemented as part of the Company’s cost management initiatives, with the intent of further enabling the Company to improve its operating margins.

In August 2002, the company entered into a definitive agreement to purchase substantially all of the assets of Qwest Cyber.Solutions (“QCS”). The purchase is currently expected to close no later than the end of September 2002. Subject to completion of this transaction, the purchase price and related fees would utilize approximately $17 million of the company’s cash reserves. Also related to this transaction, the Company will be incurring certain transitional expenses to incorporate QCS’s operations with the Company’s. After giving consideration to this transaction, we expect that our current cash balances will be sufficient to meet our cash requirements for at least the next 12 months. However, any major change in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures, or acquisition of other businesses, could further utilize the Company’s cash reserves. To the extent the Company requires additional cash, there can be no assurances that we will be able to obtain such financing on terms favorable to the Company, or at all.

OTHER MATTERS

In connection with the engagement of our independent auditors, our audit committee has reviewed both the audit and non-audit services provided pursuant to this engagement to ensure that our auditors satisfy the independence requirements mandated by generally accepted accounting principles and the SEC. However, our audit committee has not had the opportunity to formally approve the non-audit services provided by our auditors, as required under new federal law that was enacted July 30, 2002. We intend to seek the approval of these services by our audit committee at its next scheduled meeting.

ACCOUNTING DEVELOPMENTS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” provides new guidance on the recognition of impairment losses on long-lived assets to be held and used, or to be disposed of. This statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which was issued in April 2002. The statement rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, on the statement of earnings. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that the gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or other exit or disposal activity. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, consisting of application management and customer support services personnel, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of June 30, 2002, we had an accumulated deficit of $227.6 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may grow our sales force and spend significant funds to promote our company and our services. We may hire additional people in other areas of our company in order to support our business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of customers. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, because we may continue to invest in our business faster than we anticipate growth in our revenues, we expect that we will continue to incur significant operating losses and negative cash flow for the foreseeable future and we may never be profitable.

The emerging high-growth and middle-market companies that currently comprise a significant portion of our revenue base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could continue to adversely affect demand for our services.

A significant portion of our current revenue consists of revenue from middle-market companies, internet, e-commerce trading exchanges and other technology companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could continue to diminish and delay demand for our services. Also, as we move up-market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish.

Our limited history of offering ASP services to customers and the fact that we operate in a new industry for application services expose us to risks that affect our ability to execute our business model.

We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. We have a limited number of customers and have implemented our services a limited number of times. Because our business model is new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services is evolving. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we try to move up-market to larger, more established customers, the demand for our services is uncertain and the sales process will take longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

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

Because we may spend significant sums to try to grow our business, we may be unable to adjust spending to offset any future revenue shortfall, which could cause our quarterly operating results to fluctuate and our stock price to fall.

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

Our financial results will vary over time as our ASP business matures. For individual customers, we may recognize professional services revenues associated with the implementation of our applications during the early months of our engagement. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results may continue to vary over time as monthly fees increase as a portion of total revenue. Third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

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

Our financial results could vary over time as our business and financial model evolves. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we are increasingly unbundling from our fixed monthly fee the cost of software licenses and have started to require our customers to obtain licenses to applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

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

The licenses we have for the third-party software we use to deliver our services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, some of our licenses restrict us from selling our services to customers with annual revenues greater than various levels such as $1 billion, and some restrict our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

Poor performance of the software we deliver to our customers or disruptions in our business-critical services could harm our reputation, delay market acceptance of our services and subject us to liabilities.

Our customers depend on our hosted software applications for their critical systems and business functions, including enterprise resource planning, customer relationship management and e-commerce. Our customers’ businesses could be seriously harmed if the applications we provide to them work improperly or fail, even if only temporarily. Accordingly, if the software that we license from our vendors or our implementation of such software performs poorly, experiences errors or defects or is otherwise unreliable, our customers would likely be extremely dissatisfied, which could cause our reputation to suffer, force us to divert research and development and management resources, cause a loss of revenues or hinder market acceptance of our services. It is also possible that any customer disruptions resulting from failures in our applications could force us to refund all or a portion of the fees customers have paid for our services or result in other significant liabilities to our customers.

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

If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage our growth successfully, we must:

•	expand our management team, financial and information systems and controls and operations team;

•	maintain a high level of customer service and support;

•	expand our implementation and consulting resources internally and with third-parties; and

•	expand, train, manage and retain our employee base effectively.

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

The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. We cannot assure you that we will be able to enhance existing or develop new services that meet changing customer needs in a timely and cost-effective manner. For example, as software application architecture changes, the software for which we provide services could become out of date or obsolete and we may be forced to upgrade or replace our technology. For example, this is of particular concern with regard to our enterprise resource planning, or ERP, software, including PeopleSoft, Oracle and SAP. The architecture of the software we currently use for ERP applications is not designed to be hosted. We believe that future software may be written to be hosted. Our existing software application providers may face competition from new vendors who have written hostable software. It may be difficult for us to acquire hostable ERP software from these new vendors and for our software application providers to develop this software quickly or successfully. In either event, the services we offer would likely become less attractive to our customers, which could cause us to lose revenue and market share. Performing upgrades may also require substantial time and expense and even then we cannot be sure that we will succeed in adapting our business to these technological developments. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

We may incur substantial accounting charges as a result of repurchasable common stock held by Cap Gemini Ernst & Young which may result in significant operating losses over the next several years.

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C (CGEY), exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. Even if we are able to generate revenues that exceed our operating costs, we may incur substantial accounting charges through May 2003 associated with these shares held by CGEY. These shares and other expenses related to our strategic alliance with CGEY may result in expenses and operating losses for us over the term of our agreement with them. Because of the accounting policies applicable to these shares, any charges associated with these shares will be measured and recorded each fiscal quarter in part using the trading price of our common stock. Significant increases in our stock price could result in significant non-cash accounting charges.

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

Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as EDS, CSC, Hewlett Packard, PeopleSoft, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture and Electronic Data Systems;

•	internet service providers and web hosting companies, such as Cable & Wireless, DIGEX and Genuity;

•	software vendors, such as Commerce One, Oracle, PeopleSoft, SAP and Siebel Systems; and

•	major technology providers, such as Microsoft.

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

We depend on third-parties, such as XO Communications and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. Additionally, as has been reported in the press recently, XO Communications recently filed for bankruptcy and has been negotiating a restructuring of its debt. The services we provide could be materially disrupted by any disruption in the services provided by XO Communications to us. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

In the future, we may expand our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. There is competition for qualified sales, marketing, technical and operations personnel as these personnel are in limited supply and in high demand and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

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

We may not be able to continue to meet the continued listing criteria for The Nasdaq National Market, which would materially adversely affect our business and financial condition.

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for a period of time prescribed by Nasdaq rules. If the closing bid price of our stock fails to increase to $1.00 or more and sustain at that level for 10 trading days by the late fall of this year, our stock could be subject to delisting from the Nasdaq National Market by the end of the year. We may not be able to effect measures to come into compliance with this minimum bid price requirement within this period of time, in which case our stock may no longer be eligible to trade on The Nasdaq National Market.

If we are unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business, including, among other things:

•	Our ability to raise additional financing to fund our operations;

•	Our ability to attract and retain customers and distributors; and

•	Our ability to attract and retain personnel, including management personnel.

In addition, if we were unable to list our common stock for trading on The Nasdaq National Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols. If institutional shareholders liquidated their holdings in our common stock and/or did not continue to make investments in our common stock, this would decrease the trading volume of our shares and would likely result in a lower price for our common stock.

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

We offer our suite of software applications over networks, which subject us to government regulation concerning Internet usage and electronic commerce. We expect that state, federal and foreign agencies will adopt and modify regulations covering issues such as user and data privacy, pricing, taxation of goods and services provided over the Internet, the use and export of cryptographic technology and content and quality of products and services. It is possible that legislation could expose us and other companies involved in electronic commerce to liability or require permits or other authorizations, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for or make it more difficult to offer our services.

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

Because of the economic downturn and political environment, many industries are delaying or reducing technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Moreover, weakness in the technology sector as a whole could negatively affect the cash flow of some of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 42% of our common stock. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to June 30, 2002, the ending date of the reporting period, the approximate amount of net offering proceeds used were $14.9 million to repay outstanding debt and approximately $67.7 million to fund operations. The remaining net proceeds are invested in short-term financial instruments.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 8, 2002.

(b)  At the Annual Meeting, the stockholders elected George Kadifa, James T. Barrett and Ted E. Schlein as Class 2 directors to serve for terms of three years. In addition, the term of office as a director continued after the meeting for the following directors: Aneel Bhusri, Glenn W. Marschel, Jr., Ernest M. von Simson, Roger S. Siboni, and George J. Still, Jr.

(c)  The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	the election of Class 2 directors to serve for terms of three years; and

2.	ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes were cast for the election of George Kadifa, James T. Barrett and Ted E. Schlein as Class 2 directors as follows:

	VOTES FOR	VOTES WITHHELD
George Kadifa	47,990,764	271,822
James T. Barrett	47,692,673	569,913
Ted E. Schlein	47,883,370	379,216

On May 28, 2002, Mr. Barrett tendered his resignation as a member of the board of directors.

The ratification of the appointment of KPMG LLP as independent auditors for fiscal year ending December 31, 2002 was approved as follows:

48,209,648	votes for approval;
33,935	votes against; and
19,003	abstentions.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)  The registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2002

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive

By:	/s/ BARBARA J. POSCH
Barbara J. Posch Senior Vice President, Finance and Chief Financial Officer