Form 10-Q
period 2002-09-30
CORIO INC
filed 2002-11-14
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 000-31003

CORIO, INC.
(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization	77-0492528 (I.R.S. Employer Identification Number)

959 Skyway Road, Suite 100 San Carlos, California (Address of principal executive offices)	94070 (Zip Code)

650-232-3000
(The Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

As of October 31, 2002, there were 56,508,451 shares of the Registrant’s common stock outstanding.

CORIO, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CORIO, INC.

CONDENSED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001(1)
ASSETS
Current assets:
Cash and cash equivalents	$26,048	$36,317
Short-term investments	17,927	41,831
Restricted cash	7,849	7,849
Accounts receivable, net of allowance of $1,103 and $376 at September 30, 2002 and December 31, 2001, respectively	7,216	2,819
Unbilled receivables	1,968	999
Prepaid expenses and other current assets	5,135	1,875

Total current assets	66,143	91,690
Property and equipment, net	19,392	20,618
Other assets	3,316	982

Total assets	$88,851	$113,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,866	$6,336
Accrued liabilities	10,267	10,281
Deferred revenue	2,443	1,969
Current portion of notes payable	398	486
Current portion of capital lease obligations	5,430	7,020

Total current liabilities	26,404	26,092
Notes payable less current portion	—	274
Capital lease obligations less current portion	1,121	4,668
Other liabilities	3,795	917

Total liabilities	31,320	31,951

Commitments

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 56,505,618 and 55,065,460 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	56	55
Additional paid-in capital	296,705	298,272
Unrealized gain on investments	95	372
Deferred stock-based compensation	(1,457)	(5,461)
Accumulated deficit	(237,868)	(211,899)

Total stockholders’ equity	57,531	81,339

Total liabilities and stockholders’ equity	$88,851	$113,290

(1)	Derived from audited financial statements.

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
REVENUES:
Application management services	$9,399	$9,959	$28,417	$27,381
Professional services and other	3,982	2,720	9,959	11,167

Total revenues	13,381	12,679	38,376	38,548

COSTS AND EXPENSES:
Application management services *	9,704	10,159	27,024	31,563
Professional services and other *	3,708	2,938	10,583	12,929
Research and development *	1,316	1,916	5,092	7,161
Sales and marketing *	2,085	4,326	8,324	17,647
General and administrative *	2,693	4,811	8,682	16,824
Restructuring charges	4,036	—	4,036	1,413
Amortization of stock based compensation	690	1,456	1,791	3,184
Amortization of intangible assets	56	141	56	564

Total operating expenses	24,288	25,747	65,588	91,285

Loss from operations	(10,907)	(13,068)	(27,212)	(52,737)
Interest and other income	482	1,179	1,596	4,810
Interest and other expense	(203)	(497)	(753)	(2,122)
Tax benefit	400	—	400	—

Net loss attributable to common stockholders	$(10,228)	$(12,386)	$(25,969)	$(50,049)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.49)	$(1.00)

Shares used in computation—basic and diluted	53,978	50,527	52,605	50,133

* Amortization of stock-based compensation not included in expense line item
Application management services	$50	$74	$226	$49
Professional services and other	48	102	317	71
Research and development	51	(37)	116	(319)
Sales and marketing	160	279	718	9
General and administrative	381	1,038	414	3,374

Total amortization of stock-based compensation	$690	$1,456	$1,791	$3,184

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,969)	$(50,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,176	11,235
Amortization of intangibles	56	564
Amortization of deferred stock-based compensation	1,791	3,184
Compensation for grants of stock options and warrants in exchange for services	(114)	466
Loss on retirement of assets	52	—
Changes in assets and liabilities (net of acquisition):
Accounts receivable	(1,053)	3,698
Prepaid expenses and other current assets	301	(234)
Accounts payable and accrued liabilities	(253)	(3,955)
Deferred revenue	(456)	(147)
Other liabilities	2,878	143

Net cash used in operating activities	(14,591)	(35,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(41,539)	(42,274)
Sales of marketable securities	65,166	75,431
Increase in restricted cash	—	(7,735)
Purchase of property and equipment	(498)	(4,314)
Other assets	309	1,351
Cash received from termination fee netted against acquisition	1,000	—
Cash paid for acquisition	(15,000)	—

Net cash provided by investing activities	9,438	22,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options	791	1,723
Payments on notes payable and capital lease obligations	(5,907)	(7,534)

Net cash used in financing activities	(5,116)	(5,811)

Net decrease in cash and cash equivalents	(10,269)	(18,447)
Cash and cash equivalents, beginning of period	36,317	58,455

Cash and cash equivalents, end of period	$26,048	$40,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$723	$1,274

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$407	$3,819

Issuance of stock and options in exchange for services	$—	$4

Deferred stock-based compensation/ forfeitures, net	$2,213	$5,034

Unrealized (loss) gain on investments	$(277)	$497

See accompanying notes to condensed financial statements.

CORIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. (“Corio” or the “Company”) and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands):

	2002		2001
	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES
Preferred stock warrants	$2.52	900	$6.50	372
Common stock subject to repurchase	$0.01	2,310	$0.01	3,936
Common stock options and warrants	$2.12	15,912	$3.57	15,192

RESTRICTED CASH

In connection with two facility leases, the Company is required to provide letters of credit as security for the leases. The letters of credit are available for a period of one year with automatic one year renewals. The letters of credit are collateralized by a $7.9 million cash deposit which is recorded as restricted cash on the accompanying condensed balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 01-14 regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. The EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement was effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior period were reclassified. For the three and nine months ended September 30, 2001, $526,000 and $1,360,000, respectively, in reimbursed application and professional services expenses have been reclassified as revenues. For the three and nine months ended September 30, 2002, the Company recorded $540,000 and $1,625,000, respectively, of reimbursed expenses as revenues.

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

NOTE 2—ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. Included in accounts receivable at September 30, 2002 and December 31, 2001 were $1,968,000 and $999,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3—WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchaseable under certain circumstances, the fair value of these shares subject to repurchase will be remeasured each reporting period until May 2003, when the repurchase rights lapse. Amortization expense (credit) of ($269,000) and ($314,000) was recorded in sales and marketing expense for the three months ended September 30, 2002 and 2001, respectively related to these shares. Amortization expense (credit) of ($143,000) and ($463,000) was recorded as a sales and marketing expense for the nine months ended September 30, 2002 and 2001, respectively related to these shares.

NOTE 4—STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock and net of stock options forfeited, the Company recorded reductions in deferred charges for stock-based compensation of $60,000 and $238,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.2 million and $5.0 million for the nine months ended September 30, 2002 and 2001, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that are forfeited upon severance. The deferred charges for employee options are being amortized to expenses using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense was $690,000 and $1.5 million for the three months ended September 30, 2002 and 2001, respectively, and $1.8 million and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively, net of stock options forfeited.

NOTE 5—SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company’s operations have been classified into two operating segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to operating segments.

Disaggregated information is as follows (in thousands):

	APPLICATION MANAGEMENT SERVICES	PROFESSIONAL SERVICES	UNALLOCATED	TOTAL
For the Three Months Ended September 30, 2002
Revenues	$9,399	$3,982	$—	$13,381
Depreciation and amortization	$2,140	$11	$553	$2,704
Segment profit (loss)	$(305)	$274	$(10,197)	$(10,228)

For the Three Months Ended September 30, 2001
Revenues	$9,959	$2,720	$—	$12,679
Depreciation and amortization	$2,458	$59	$1,307	$3,824
Segment loss	$(200)	$(218)	$(11,968)	$(12,386)

For the Nine Months Ended September 30, 2002
Revenues	$28,417	$9,959	$—	$38,376
Depreciation and amortization	$6,437	$42	$1,698	$8,177
Segment profit (loss)	$1,393	$(624)	$(26,738)	$(25,969)

For the Nine Months Ended September 30, 2001
Revenues	$27,381	$11,167	$—	$38,548
Depreciation and amortization	$7,099	$180	$3,956	$11,235
Segment loss	$(4,182)	$(1,762)	$(44,105)	$(50,049)

The Company does not allocate assets to its operating segments, nor does it allocate interest income or interest expense.

For the three and nine months ended September 30, 2002, one customer accounted for 11% of total revenues. For the three months ended September 30, 2001, one customer accounted for 12% of total revenues. For the nine months ended September 30, 2001, no one single customer accounted for more than 10% of total revenues.

At September 30, 2002, one customer accounted for 11% of total accounts receivable. At September 30, 2001, one customer represented 13% of total accounts receivable.

NOTE 6—RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges added and taken against the restructuring and impairment accrual during the nine months ended September 30, 2002 and the remaining restructuring and impairment accrual balance at September 30, 2002 (in thousands):

	BALANCE DECEMBER 31, 2001	ADDITIONS	CASH PAID	BALANCE SEPTEMBER 30, 2002
Employee severance	$106	$272	$(378)	$—
Equipment lease obligations	480	—	(147)	333
Office lease obligation	—	3,764	(189)	3,575

Total	$586	$4,036	$(714)	$3,908

The equipment lease obligations liability at September 30, 2002 relates to assets under equipment leases and financing agreements and will be paid over the remaining life of the lease and finance terms.

During the three months ended September 30, 2002, the Company reviewed its facilities requirements and vacated a portion of its headquarters in San Carlos, California. Related to this action, the Company took a third quarter impairment charge of $3.8 million to record the estimated loss associated with a portion of the remaining lease stream of the unoccupied space. During the three months ended September 30, 2002, the Company also incurred $272,000 for severance benefits.

NOTE 7—BUSINESS COMBINATION

On September 20, 2002, the Company completed the purchase of the assets and the assumption of certain liabilities of the enterprise application service provider (ASP) business of Qwest Cyber.Solutions LLC (QCS), a subsidiary of Qwest Communications International Inc. The Company paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million. The Company also received $1 million in termination fees from a QCS customer that was acquired which the Company netted against the purchase price. $1.5 million of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by QCS of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. All or a portion of the $1.5 million in escrow will be paid to the Company if specified revenue levels are not met related to the customer contracts acquired from QCS.

The Company acquired certain assets of QCS’s ASP business, including customer contracts related to the ASP business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. The Company is currently integrating the acquired business into its existing business and will support the QCS customer relationships acquired as part of the acquisition.

The following table summarizes the Company’s preliminary allocation of the total purchase price of $16.3 million to the assets acquired and liabilities assumed from QCS at the date of acquisition. As the total purchase price exceeded the estimated fair values of the assets acquired and liabilities assumed, no goodwill was recorded as a result of this transaction. The allocation of the total purchase price is preliminary and subject to final adjustment.

Accounts receivable	$5,300,000
Prepaid expenses and other current assets	3,600,000
Property and equipment	6,100,000
Other assets	2,700,000
Accounts payable and accrued liabilities	(500,000)
Deferred revenue	(900,000)

Total	$16,300,000

The Company recorded an intangible asset for acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months.

NOTE 8—INCOME TAXES

Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three and nine months ended September 30, 2001. The Company recognized a $400,000 tax benefit for the three and nine months ended September 30, 2002 after determining that a tax provision related to an exposure item recorded in connection with our acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination.

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

We regularly monitor the credit worthiness of our customers and designate certain customers, who we anticipate as credit risks, as cash basis customers. For these customers, revenue is generally recognized on or around the date when the payment for services is received by us. Revenue could be affected based on the timing of payments by cash basis customers as well as the change in composition of the cash basis customers.

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Our office lease obligation is based on our assessment of our estimated sublease income over the remaining lease term. If our actual sublease income is less than projected, our estimated office lease obligation could be adversely affected.

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

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Since we implement some of our services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. Our process for tracking our progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately.

We provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of December 31, 2001. The valuation allowance was recorded given the losses we incurred through December 31, 2001, and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability, we will not fully realize the deferred tax benefits.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

REVENUES

Total revenue was $13.4 and $12.7 million for the three months ended September 30, 2002 and September 30, 2001, respectively. For the three months ended September 30, 2002, one customer accounted for 11% of total revenues. For the three months ended September 30, 2001, one customer accounted for 12% of total revenues. Total revenues decreased to $38.4 million for the nine months ended September 30, 2002 from $38.6 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, one customer accounted for 11% of total revenues. For the nine months ended September 30, 2001, no one single customer accounted for 10% or more of total revenues.

We recorded no revenue for the three months ended September 30, 2002, arising from transactions with other companies with which we have directors in common. For the nine months ended September 30, 2002, we recorded $2.1 million of revenue arising from transactions with four companies with which we have directors in common. Of this amount, $1.8 million related to services the Company provided to one customer. The Company did not purchase any products or services from this customer. At September 30, 2002, the Company had no accounts receivable arising from such transactions. We recorded revenue of $1.7 million and $3.9 million for the three and nine months ended September 30, 2001, respectively, arising from transactions with seven companies with which we had directors in common. At September 30, 2001, accounts receivable included $786,000 arising from such transactions.

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 01-14 regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. The EITF requires that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement was effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior period were reclassified. For the three and nine months ended September 30, 2001, $526,000 and $1,360,000, respectively, in reimbursed application and professional services expenses have been reclassified as revenues. For the three and nine months ended September 30, 2002, we recorded $540,000 and $1,625,000, respectively, of reimbursed expenses as revenues. In future periods, we anticipate reimbursable revenue and expenses to be consistent with prior periods.

APPLICATION MANAGEMENT SERVICES REVENUES.    For the three months ended September 30, 2002, revenues from our application management services were $9.4 million, including approximately $2.0 million in non-recurring revenues from customer contract terminations, $3.9 million in payments from cash basis customers and $425,000 for 10 days of revenue from our newly acquired customers from QCS. For the three months ended September 30, 2001, revenues were $10.0 million, including $971,000 in non-recurring revenues from customer contract terminations and $5.5 million in payments from cash basis customers. The decrease in application management services revenues for the three months ended September 30, 2002, was primarily due to the decrease in payments from cash basis customers offset by an increase in termination fees and the additional revenue from the acquired QCS customers. For the nine months ended September 30, 2002, revenues from our application management services were $28.4 million, including approximately $4.2 million in non-recurring revenues from customer contract terminations, approximately $500,000 from customers for one-time fees, $11.6 million in payments from cash basis customers and $425,000 for 10 days of revenue from our newly acquired customers from QCS. For the nine months ended September 30, 2001, revenues were $27.4 million, including $2.4 million in non-recurring revenues from customer contract terminations and $8.7 million in payments from cash basis customers. The increase in application management services revenues for the nine months ended September 30, 2002 was primarily due to the increase in non-recurring revenues, one-time fees and payments from cash basis customers offset by a decrease in customers. We anticipate revenue to increase next quarter as we recognize an entire quarter of revenue for customers acquired from QCS instead of the 10 days of revenue recognized in the three months ended September 30, 2002. We anticipate that non-recurring revenue from customer contract terminations will continue to vary over the next few periods. As we move away from high-growth and middle market companies, revenue from termination fees may decrease.

At September 30, 2002, the Company had a balance of $1.9 million for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues are recognized as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES.    Our professional services and other revenues were $4.0 million for the three months ended September 30, 2002 and $2.7 million for the three months ended September 30, 2001. The increase in professional services revenues for the three months ended September 30, 2002 was primarily due to the increased size of the customer implementations. Our professional services and other revenues were $10.0 million for the nine months ended September 30, 2002 and $11.1 million for the nine months ended September 30, 2001. The decrease in professional services revenues for the nine months ended September 30, 2002 was primarily due to having 29 customer implementations during the nine months ended September 30, 2002 compared to 38 customer implementations during the nine months ended September 30, 2001.

COSTS AND EXPENSES

APPLICATION MANAGEMENT SERVICES EXPENSES.    Application management services expenses, excluding non-cash stock based compensation of $50,000 and $74,000 for the three months ended September 30, 2002 and 2001, respectively, were $9.7 million for the three months ended September 30, 2002 and $10.2 million for the three months ended September 30, 2001. Application management services expenses, excluding non-cash stock based compensation of $226,000 and $49,000 for the nine months ended September 30, 2002 and 2001, respectively, were $27.0 million for the nine months ended September 30, 2002 and $31.6 million for the nine months ended September 30, 2001. The decrease in application management services expenses for the three months ended September 30, 2002 was primarily attributable to a $805,000 reduction in personnel costs and a $620,000 reduction in application fees expenses offset by an increase of $654,000 in office expenses and $120,000 in outside contractor expenses. The decrease in application management services expenses for the nine months ended September 30, 2002 was primarily attributable to a $3.6 million reduction in personnel costs and a $2.0 million reduction in application fees offset by an increase of $1.4 million in office expenses. We anticipate expenses to increase next quarter as we recognize an entire quarter of expenses to support customers acquired from QCS instead of the 10 days of expenses recognized in the three months ended September 30, 2002.

PROFESSIONAL SERVICES AND OTHER EXPENSES.    Professional services and other expenses, excluding non-cash stock based compensation of $48,000 and $102,000 for the three months ended September 30, 2002 and 2001, respectively, were $3.7 million for the three months ended September 30, 2002 and $2.9 million for the three months ended September 30, 2001. The increase in professional services expenses for the three months ended September 30, 2002 was primarily due to a $924,000 increase in outside contractor expenses. Professional services expenses and other expenses, excluding non-cash stock based compensation of $317,000 and $71,000 for the nine months ended September 30, 2002 and 2001, respectively, were $10.6 million for the nine months ended September 30, 2002 and $12.9 million for the nine months ended September 30, 2001. The decrease in professional services expenses for the nine months ended September 30, 2002 was primarily attributable to a $4.1 million reduction in personnel costs, offset by a $902,000 increase in outside contractor expenses and a $249,000 increase in reimbursable expenses. The remaining difference was primarily attributable to an increase in our provision for contract losses related to our professional services fixed-fee implementations.

RESEARCH AND DEVELOPMENT.    Research and development expenses, excluding non-cash stock based compensation of $51,000 and ($37,000) for the three months ended September 30, 2002 and 2001, respectively, were $1.3 million for the three months ended September 30, 2002 and $1.9 million for the three months ended September 30, 2001. Research and development expenses, excluding non-cash stock based compensation of $116,000 and ($319,000) for the nine months ended September 30, 2002 and 2001, respectively, were $5.1 million for the nine months ended September 30, 2002 and $7.2 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the decrease in research and development expenses was primarily attributable to a $523,000 reduction in personnel costs and a $88,000 reduction in depreciation. Research and development expenses as a percentage of total revenues were 10% for the three months ended September 30, 2002 and 15% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the decrease in research and development expenses was primarily attributable to a $1.7 million reduction in personnel costs and a $285,000 reduction in depreciation expenses. Research and development expenses as a percentage of total revenues were 13% for the nine months ended September 30, 2002 and 19% for the nine months ended September 30, 2001.

SALES AND MARKETING EXPENSES.    Sales and marketing expenses, excluding non-cash stock based compensation of $160,000 and $279,000 for the three months ended September 30, 2002 and 2001, respectively, were $2.1 million for the three months ended September 30, 2002 and $4.3 million for the three months ended September 30, 2001. Sales and marketing expenses, excluding non-cash stock based compensation of $718,000 and $9,000 for the nine months ended September 30, 2002 and 2001, respectively, were $8.4 million for the nine months ended September 30, 2002 and $17.6 million for the nine months ended September 30, 2001. Sales and marketing expenses also include an amortization credit associated with repurchasable shares issued to Cap Gemini Ernst & Young (CGEY) of ($269,000) and ($314,000) for the three months ended September 30, 2002 and 2001 respectively and ($143,000) and ($463,000) for the nine months ended September 30, 2002 and 2001 respectively. The amortization credit was due to a decrease in the price of our common stock during the three and nine months ended September 30, 2002 and 2001. For the three months ended September 30, 2002, the decrease in sales and marketing expenses was primarily attributable to a $1.3 million reduction in personnel costs, a $425,000 reduction in outside contractor expenses and a $317,000 reduction in marketing program expenses. Sales and marketing expenses as a percentage of total revenues were 16% for the three months ended September 30, 2002 and 34% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the decrease in sales and marketing expenses was primarily attributable to a $5.8 million reduction in personnel costs, a $1.5 million reduction in outside contractor expenses, a $1.0 million reduction in marketing program expenses and a $392,000 reduction in rent expense. Sales and marketing expenses as a percentage of total revenues were 22% for the nine months ended September 30, 2002 and 46% for the nine months ended September 30, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses, excluding non-cash stock based compensation of $381,000 and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, were $2.7 million for the three months ended September 30, 2002 and $4.8 million for the three months ended September 30, 2001, respectively. For the three months ended September 30, 2002, the decrease in general and administrative expenses was primarily attributable to a $1.2 million reduction in personnel costs, $451,000 reduction in amortization expenses, $206,000 reduction in rent expense and a $166,000 reduction in depreciation expense. General and administrative expenses as a percentage of total revenues were 20% for the three months ended September 30, 2002 and 38% for the three months ended June 30, 2001.General and administrative expenses, excluding non-cash stock based compensation of $414,000 and $3.4 million for the nine months ended September 30, 2002 and 2001, respectively, were $8.7 million for the nine months ended September 30, 2002 and $16.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the decrease in general and administrative expenses was primarily attributable to a $4.9 million reduction in personnel costs, $1.3 million reduction in amortization expenses, $395,000 reduction in rent expense, $473,000 reduction in outside contractor expenses and a $588,000 reduction in depreciation expense. General and administrative expenses as a percentage of total revenues were 23% for the nine months ended September 30, 2002 and 44% for the nine months ended September 30, 2001.

RESTRUCTURING AND IMPAIRMENT CHARGE.    During the three months ended September 30, 2002, we reviewed our facilities requirements and vacated a portion of our headquarters in San Carlos, California. Related to this action, we took a third quarter impairment charge of $3.8 million to record the estimated loss associated with a portion of the remaining lease stream of the unoccupied space. During the three months ended September 30, 2002, we also incurred $272,000 for severance benefits.

AMORTIZATION OF STOCK-BASED COMPENSATION.    Amortization of deferred stock-based compensation was $690,000 for the three months ended September 30, 2002 and $1.5 million for the three months ended September 30, 2001. Amortization of deferred stock-based compensation was $1.8 million for the nine months ended September 30, 2002 and $3.2 million for the nine months ended September 30, 2001. For the three and nine months ended September 30, 2002, the decrease was primarily attributable to significant forfeitures of stock options during the nine months ended September 30, 2002 and the accelerated vesting of these deferred charges. When employees, who have been granted options below fair market value, terminate, the accounting effects of the forfeiture of their unvested stock options lower the amortization expense and deferred stock based compensation.

INTEREST AND OTHER INCOME AND EXPENSE.    Net interest and other income and (expense) was $279,000 for the three months ended September 30, 2002 and $682,000 for the three months ended September 30, 2001. Net interest and other income and (expense) was $843,000 million for the nine months ended September 30, 2002 and $2.7 million for the nine months ended September 30, 2001. For the three and nine month periods, the decrease in net interest income was due primarily to lower average cash and investment balances at September 30, 2002 as well as lower interest rates and was offset, in part, by a decrease in interest expense due to lower average debt balances. Included in interest expense in the nine months ended September 30, 2001 is a charge of $740,000 reflecting the unamortized fair value of the warrants that were issued in connection with a loan and security agreement that was paid in full in January 2001.

INCOME TAXES.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three and nine months ended September 30, 2001. The Company recognized a $400,000 tax benefit for the three and nine months ended September 30, 2002 after determining that a tax provision related to an exposure item recorded in connection with our acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents, short-term investments, and restricted cash of $51.8 million, a decrease of $34.2 million from December 31, 2001. The decrease was primarily the result of $14.6 million cash used by operating activities, $5.9 million repayment of debt and $15.0 million for the purchase of substantially all of the assets of Qwest Cyber.Solutions LLC (QCS).

Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2002, and $35.1 million used in the nine months ended September 30, 2001. The net decrease was primarily due to a decrease in our net loss.

Net cash provided by investing activities was $9.4 for the nine months ended September 30, 2002 compared to $22.5 million provided by investing activities in the nine months ended September 30, 2001. Investing activities consisted primarily of the purchase and sale of short-term investments. The net decrease was mainly due to the $15.0 million used for the purchase of substantially all of the assets of QCS.

Net cash used by financing activities was $5.1 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of notes and capital leases.

Except for equipment operating leases, the Company has no off balance sheet financing arrangements.

Effective August 2002, senior management of the Company agreed to reduce their base compensation by percentages ranging from 10% to 33% which will result in an approximate aggregate reduction of $700,000 per year. Affected employees received stock option grants equivalent to two options for every dollar reduced from their annual base salary which resulted in the Company granting approximately an additional 1.4 million stock options. These grants were priced at fair market value on the date of grant and vest over a two year period. The salary reductions were implemented as part of the Company’s cost and cash management initiatives, with the intent of further enabling the Company to improve its operating margins.

On September 20, 2002, the Company completed the purchase of the assets and the assumption of certain liabilities of the enterprise application service provider (ASP) business of Qwest Cyber.Solutions LLC (QCS), a subsidiary of Qwest Communications International Inc. The Company paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million. The Company also received $1 million in termination fees from a QCS customer that was acquired which the Company netted against the purchase price. $1.5 million of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by QCS of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. All or a portion of the $1.5 million in escrow will be paid to the Company if specified revenue levels are not met related to the customer contracts acquired from QCS.

The Company acquired certain assets of QCS’s ASP business, including customer contracts related to the ASP business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. The Company is currently integrating the acquired business into its existing business and will support the QCS customer relationships acquired as part of the acquisition.

The following table summarizes the Company’s preliminary allocation of the total purchase price of $16.3 million to the assets acquired and liabilities assumed from QCS at the date of acquisition. As the total purchase price exceeded the estimated fair values of the assets acquired and liabilities assumed, no goodwill was recorded as a result of this transaction. The allocation of the total purchase price is preliminary and subject to final adjustment.

Accounts receivable	$5,300,000
Prepaid expenses and other current assets	3,600,000
Property and equipment	6,100,000
Other assets	2,700,000
Accounts payable and accrued liabilities	(500,000)
Deferred revenue	(900,000)

Total	$16,300,000

The Company recorded an intangible asset for acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002. The statement requires that costs associated with exit or disposal activities must be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs include lease termination costs and certain employee severance costs associated with a restructuring, discontinued operations or other exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of September 30, 2002, we had an accumulated deficit of $237.9 million.

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

A significant portion of our current revenue consists of revenue from middle-market companies, e-commerce trading exchanges and other technology companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could continue to diminish and delay demand for our services. Also, as we move up market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish.

Our limited history of offering ASP services to customers and the fact that we operate in a new industry for application services expose us to risks that affect our ability to execute our business model.

We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. We have a limited number of customers and have implemented our services a limited number of times. Because our business model is new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services is evolving. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we move up-market to larger, more established customers, the demand for our services is uncertain and the sales process will take longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

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

Because we may spend significant sums to run our business and to try to grow our business, we may be unable to adjust spending to offset any future revenue shortfall, which could cause our quarterly operating results to fluctuate and our stock price to fall.

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

Our financial results could vary over time as our business and financial model evolves. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we are increasingly unbundling from our fixed monthly fee the cost of software licenses and have started to require our customers to obtain licenses to enterprise software applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

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

Our current and potential competitors primarily include:

•
application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, Oracle, PeopleSoft, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture;

•	internet service providers and web hosting companies, such as Cable & Wireless, DIGEX and Genuity;

•	software vendors, such as Commerce One, SAP and Siebel Systems; and

•	major technology providers, such as Microsoft.

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

We depend on third-parties, such as XO Communications, Qwest and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. Additionally, as has been reported in the press, XO Communications recently filed for bankruptcy and has been negotiating a restructuring of its debt. The services we provide could be materially disrupted by any disruption in the services provided by XO Communications to us. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

We recently acquired the ASP assets of Qwest Cyber.Solutions LLC, or QCS, and we expect that further consolidation in our industry may occur. We may acquire or make investments in additional complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders. The integration of the ASP assets of QCS into our business is ongoing, and we may experience disruption and distraction related thereto and unexpected costs associated therewith.

Any inability to protect our intellectual property rights could reduce our competitive advantage, divert management attention, require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

We cannot assure you that we will be able to protect or maintain our intellectual property from infringement or misappropriation from others. In particular, our business would be harmed if we were unable to protect our technology platform and processes, our trademarks or our other software and confidential and proprietary information. Agreements on which we rely to protect our intellectual property rights and the trade secret, copyright and other laws on which we rely may only afford limited protection to these rights. In addition, we currently have no patents issued, which limits significantly our ability to protect our proprietary rights in the event they are infringed. Any infringement or misappropriation of our intellectual property could reduce our competitive advantage, divert management attention, require us to develop technology and cause us to incur expenses to enforce our rights.

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

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for a period of time prescribed by Nasdaq rules. If the closing bid price of our stock fails to increase to $1.00 or more and sustain at that level for 10 trading days by mid-November of this year, our stock could be subject to delisting from the Nasdaq National Market by the end of the year. We may not be able to effect measures to come into compliance with this minimum bid price requirement within this period of time, in which case our stock may no longer be eligible to trade on The Nasdaq National Market.

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

Because of the economic downturn and political environment, many industries have delayed or reduced technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Moreover, weakness in the technology sector as a whole could negatively affect the cash flow of some of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and average maturities less than nine months in accordance with the our investment policy. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, certain of its officers and certain of the underwriters involved in the Company’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to September 30, 2002, the ending date of the reporting period, the approximate amount of net offering proceeds used were $17.0 million to repay outstanding debt, approximately $71.6 million to fund operations and $15 million to purchase substantially all of the assets of QCS. The remaining net proceeds are invested in short-term financial instruments.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

On July 31, 2002, Roger Siboni tendered his resignation as a member of the board of directors.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1         Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

On August 6, 2002, the Company filed a Current Report on Form 8-K in connection with the agreement to acquire substantially all of the assets related to Qwest Cyber.Solutions LLC.

On September 27, 2002, the Company filed a Current Report on 8-K in connection with the completion of the asset purchase of Qwest Cyber.Solutions LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 14, 2002

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa Chairman and Chief Executive Officer

By:	/s/ BRETT WHITE
Brett White Executive Vice President, Finance and Chief Financial Officer

CERTIFICATIONS

I, George Kadifa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corio, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

I, Brett White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corio, Inc.

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer