Form 10-K
period 2002-12-31
CORIO INC
filed 2003-03-31
CIK 1111001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 000-31003

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

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2002, as reported by the Nasdaq National Market, was approximately $61,063,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2003, there were 57,219,926 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders (the “Proxy Statement”) to be held on May 8, 2003, are incorporated by reference in Parts III of this Form 10-K.

CORIO, INC.

Form 10-K

PART I

Documents Incorporated By Reference

Certain portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CORIO, INC.	FORM 10-K

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

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under “Risk Factors” on pages 24 to 37. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Item 1.    Business

Overview

We were established in September 1998 by acquiring all of the capital stock of Data Systems Connectors, Inc., or DSCI. At that same time, we incorporated in Delaware. We are a leading enterprise application service provider, or ASP. We implement, integrate and manage a suite of enterprise software applications from leading vendors offered to our customers over a secure network. This suite of applications is designed to accommodate the requirements of medium to large, public, private, non-profit and public sector companies. We enable our customers to avoid many of the significant and unpredictable ongoing application management challenges and costs. Following the implementation of software applications by our partners or us, our customers pay a monthly service fee based largely on the number of applications used, total users, the level of service required and other factors. By providing application implementation, integration, management and various upgrade services and related hardware and network infrastructure, we reduce the information technology, or IT, burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

We manage software applications from Oracle, PeopleSoft and SAP for enterprise resource planning—the management of various functions within a company, including human resources, finance, management, manufacturing, supply chain, and sales; Siebel Systems for customer relationship management—the management of a company’s relationship with its customers; and SAP Markets for e-commerce. We leverage the capabilities of companies such as (i) Structure, XO Communications and Qwest to provide our customers leading data center and network infrastructure technologies.

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

CORIO, INC.	FORM 10-K

be delivered over internet protocol networks are transforming the way enterprise software applications are being provided to customers. Instead of in-house installations, these applications are beginning to be hosted by third parties, in which the hosting company maintains the applications on an off-site server typically in a data center and delivers the applications to customers over the Internet as a service. In addition, competitive pressures have led to a renewed focus on core competencies, with many businesses concluding that building and maintaining IT capabilities across their entire set of applications are not core competencies. In response to these factors, companies are adopting hosted and managed applications rather than managing them in-house.

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

The Corio Solution

We manage tier one enterprise software applications over a secure network for a monthly fee. Our services provide customers the following business benefits:

Lower and More Predictable Costs.    Our customers gain access to services related to tier one applications hosted over a secure network often without many of the significant and unpredictable follow-on software support costs associated with internally-operated IT systems. Following rapid implementation of our applications, for a fixed fee or on a time and materials basis, our customers pay a monthly fee.

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

Outstanding Service and Support.    We are dedicated to providing our customers industry-leading customer service and support. Our highly talented IT professionals manage our services and provide support to our customers. We assign to each customer a support team composed of software application experts, network engineers, hardware engineers and customer support specialists.

Services

Our service offerings consist of application management services and professional services.

Application Management Services

Our application management services consist of hosting and managing services for a suite of tier one applications. As of December 31, 2002, our application management services operations team consisted of

CORIO, INC.	FORM 10-K

179 employees. We price our application management services based on various factors, such as the number and type of applications being licensed, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Most of our customer agreements have two to three year terms.

The application suite that we host and manage is designed to provide our customers enterprise resource planning, customer relationship management and e-business capabilities as well as industry-specific applications. We host and manage each of the services that we offer and are responsible to our customers for these services, regardless of whether we have developed, bought or licensed the underlying technology. We typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime. To maintain this level of service, we have configured our hosted and managed applications for capacity and performance and incorporated into our system a sophisticated backup recovery process. We have also engineered automated upgrade and testing tools that increase our efficiency, reduce our costs and improve our ability to scale our operations. We provide these services through our application management center, which manages and supports the software applications, security infrastructure, networks, hardware and data centers, and operates 24 hours a day, seven days a week. We have recently started offering on-demand services which consists of a pay-as-you-go service to deliver an end-to-end enterprise application development solution to customers.

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

Application Management.    The vendors of software applications periodically release minor modifications, or patches, and upgrades for their software applications. Our application management experts use our automated tools and test scripts to review, test and assess each modification or upgrade released by our vendors to determine the compatibility and stability of each modification or upgrade, and then they incorporate appropriate changes and make them available to our customers.

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

Infrastructure Management.    Our customers’ data resides on servers that we typically own, located in secure cages in the data centers we use. Our infrastructure management personnel are responsible for all aspects of our infrastructure requirements, including hardware procurement, installation and configuration. To maintain the integrity and confidentiality of data in our shared hosting environments, we ensure rigid partitioning of each customer’s information.

Data Center and Network Management.    We engage (i)Structure, XO Communications and Qwest to offer our customers state-of-the-art data centers and network management. To maximize network availability, our application management personnel have, with (i)Structure and others, designed our network architecture to ensure a redundancy of network hardware, facilities infrastructure and telecommunications circuits. Our

CORIO, INC.	FORM 10-K

application management center personnel also ensure that our services support multiple network models and offer our customers a number of connectivity options, including dedicated T1 lines and virtual private networks.

Professional Services

Our professional services, which include initial implementation and ongoing support services, are provided both by our professional services personnel and by third-party systems integrators. We have established a professional services team to implement the hosted applications quickly and efficiently. As of December 31, 2002, our professional services team consisted of 67 employees located throughout the United States. We organize our professional services team by geographic location and application expertise.

We perform professional services pursuant to fixed fee or time and materials contracts for consulting, training and implementation of applications.

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

Automation.    Corio automation provides an automation infrastructure and processes designed to enable us to efficiently implement software upgrades and patches and perform testing. Enhanced automation enables us to scale the number of hosted applications we can support.

Hosted Deployment.    We have developed, and continue to refine, technology that allows us to deliver software applications to our customers effectively in an efficient environment over the Internet.

Customers

As of December 31, 2002, we had approximately 86 application management services customers, consisting of small to medium-sized technology companies and Fortune 1000 companies.

For the year ended December 31, 2002, one customer, Quadrem, accounted for 11% of total revenue and this customer is expected to not renew its contract when it expires in May 2003. For the year ended December 31, 2001 no one customer accounted for more than 10% of total revenue. For the year ended December 31, 2000, one customer accounted for 12% of total revenue.

Sales and Marketing

We sell and market our services primarily through a direct sales force. Some of our software vendors and systems integrators also pass sales leads on to us. Sales and marketing expenses, excluding non-cash stock based compensation of $840,000 in 2002, $309,000 in 2001, and $4.2 million in 2000, were $10.5 million for the year ended December 31, 2002, $21.8 million for the year ended December 31, 2001, and $34.1 million for the year ended December 31, 2000. As of December 31, 2002, we had 41 sales and marketing employees. Our sales organization is segmented by geographical location.

CORIO, INC.	FORM 10-K

We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. We market our services through magazine advertising, directed advertising and targeted events, including tradeshows, conferences and seminars. Our current customers provide references and we feature customer recommendations in our advertising and other promotional activities.

Research and Development

Research and development capabilities are essential to our strategy to enhance and expand the capabilities of our services. We have invested significant resources in creating a structured process for undertaking all our research and development and have recruited engineers and software developers with relevant industry experience. When appropriate, we also use third-party development firms to expand capacity and to provide additional technical expertise. Research and development expenses, excluding non-cash stock based compensation charges (credits) of $148,000 in 2002, ($253,000) in 2001, and $1.6 million in 2000, were $6.3 million for the year ended December 31, 2002, $9.1 million for the year ended December 31, 2001, and $11.9 million for the year ended December 31, 2000. As of December 31, 2002, we had 20 employees on our research and development team.

Competition

We compete primarily on the basis of software functionality, total cost of ownership, performance, service quality and security. Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Bearing Point;

•	Internet service providers and web hosting companies, such as, Cable & Wireless, DIGEX, Genuity;

•	software vendors, including Oracle, PeopleSoft, Commerce One, SAP, and Siebel Systems; and

•	major technology providers, such as Microsoft;

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

CORIO, INC.	FORM 10-K

customers. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements and restricting access to such information. We have applied for the registration of certain trademarks. To date, we have not secured registration of many of our trademarks. In addition, we currently have no patents issued.

Employees

As of December 31, 2002, we had 331 employees, including 41 in sales and marketing, 20 in research and development, 179 in application management services, 67 in professional services and 24 in general and administration. None of our employees are represented by a collective bargaining agreement. We have never experienced a work stoppage and believe our relationship with our employees is good.

Item 2.    Properties

Our headquarters includes approximately 77,000 square feet in San Carlos, California pursuant to a lease that expires in April 2010. In fiscal 2002, we reviewed our facilities requirements and vacated approximately 20,000 square feet of this facility. Related to this action, we recorded an impairment charge of $3.8 million to record the estimated loss associated with a portion of the remaining lease stream of the unoccupied space.

We also lease approximately 20,000 square feet in Phoenix, Arizona pursuant to a lease that expires in November 2006 and 9,000 square feet in Dallas, Texas pursuant to a lease that expires in December 2003. We also have various small offices in certain other U.S. locations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

CORIO, INC.	FORM 10-K

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock has been traded in the over-the-counter market under the symbol CRIO since our initial public offering on July 21, 2000. The following table sets forth the high and low closing prices as reported on the Nasdaq National Market since our initial public offering:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2000
High	—	—	$19.69	$7.06
Low	—	—	$7.66	$1.50
Year Ended December 31, 2001
High	$4.44	$2.01	$1.37	$1.49
Low	$1.75	$1.05	$0.41	$0.42
Year Ended December 31, 2002
High	$1.62	$1.78	$1.10	$0.97
Low	$1.05	$1.04	$0.49	$0.52

As of March 4, 2003, we had approximately 7,000 beneficial shareholders. We have never declared or paid any cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future. The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to December 31, 2002, the ending date of the reporting period, the approximate amount of net offering proceeds used were $18.8 million to repay outstanding debt, $69.5 million to fund operations and $14 million to purchase substantially all of the assets of Qwest Cyber.Solutions (QCS). The remaining net proceeds were invested in short-term financial instruments.

Item 6.    Selected Financial Data

The selected financial data set forth below should be read together with the financial statements and related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this annual report. The statements of operations data set forth below with respect to the year ended December 31, 2000, December 31, 2001 and December 31, 2002, and the balance sheet data as of

CORIO, INC.	FORM 10-K

December 31, 2001 and 2002 are derived from our financial statements that have been audited by KPMG LLP, independent auditors, included elsewhere in this annual report. The statements of operations data in respect of Data Systems Connectors, Inc. (DSCI) for the eleven months ended September 4, 1998 and in respect of Corio for the four months ended September 30, 1998 and fiscal 1999, and the balance sheet data as of September 4, 1998 and December 31, 1998, 1999 and 2000 are derived from financial statements that are not included in this annual financial report.

In the tables below:

•	we have determined that, due to the application of purchase accounting, the statement of operations and balance sheet data of DSCI prior to our acquisition of DSCI effective September 4, 1998, are not comparable to ours;

•	the statement of operations data for DSCI in 1998 represents the period from October 1, 1997 to the date of our acquisition of DSCI, or September 4, 1998;

•	our statement of operations data in 1998 represents the period from our inception, or September 1, 1998, to December 31, 1998; and

•	the balance sheet data for DSCI in 1998 is as of September 4.

	DSCI	Corio
	Year Ended September 4,	Year Ended December 31,
	1998	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Statement of Operations Data
Revenues:
Application management services	$—	$—	$746	$15,326	$36,731	$43,559
Professional services and other	4,280	1,292	5,036	29,620	14,840	12,585

Total revenues	4,280	1,292	5,782	44,946	51,571	56,144
Costs and Expenses:
Application management services	—	—	6,297	32,564	40,572	43,053
Professional services and other	2,185	1,039	7,755	27,095	16,496	13,794
Research and development	—	93	3,192	11,882	9,112	6,306
Sales and marketing	—	461	11,930	34,090	21,783	10,499
General and administrative	3,437	2,092	10,416	24,586	21,079	11,700
Restructuring charges	—	—	—	—	3,837	4,036
Amortization of stock-based compensation	—	7	8,524	15,657	5,099	2,347
Amortization of goodwill	—	730	2,190	2,236	564	—
Amortization of other intangibles	—	—	—	—	—	497

Total operating expenses	5,622	4,422	50,304	148,110	118,542	92,232

Loss from operations	(1,342)	(3,130)	(44,522)	(103,164)	(66,971)	(36,088)
Interest and other income	76	7	541	5,414	5,663	1,821
Interest and other expense	(189)	(78)	(1,019)	(2,073)	(2,567)	(934)
Tax benefit	—	—	—	—	—	400

Net loss	(1,455)	(3,201)	(45,000)	(99,823)	(63,875)	(34,801)
Series E beneficial conversion charge	—	—	—	(20,158)	—	—

Net loss attributable to common stockholders	$(1,455)	$(3,201)	$(45,000)	$(119,981)	$(63,875)	$(34,801)

Basic and diluted net loss per share		$(3.89)	$(38.96)	$(5.15)	$(1.27)	$(0.66)

Shares used in computation, basic and diluted		823	1,155	23,290	50,296	53,103

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied is presented in Note 1 to the financial statements.

CORIO, INC.	FORM 10-K

	DSCI	Corio
	September 4, 1998	December 31,
		1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data
Cash, cash equivalents, restricted cash and short term investments	$501	$1,019	$37,177	$138,781	$85,997	$51,656
Total assets	986	10,006	61,596	181,284	113,290	80,292
Notes payable and capital lease obligations, less current portion	—	1,586	7,335	10,409	4,942	399
Total stockholders’ (deficit) equity	(1,200)	3,069	36,484	137,843	81,339	49,415

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes Regarding Forward-Looking Statements

This Report on Form 10-K includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange act of 1934. We sometimes identify forward-looking statements with such words as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “seek”, “project”, “plan”, “intend”, “believe” or similar words concerning future events.

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under “Risk Factors” on pages 24 to 37. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Overview

We are a leading enterprise application service provider, or ASP. We provide to our customers application implementation, integration, management and various upgrade services and related hardware and network infrastructure. We implement, integrate and manage a suite of enterprise software applications from leading vendors. Following the implementation of software applications by our partners or us, our customers pay a monthly service fee based largely on the number of applications used and total users. Our application management services agreements typically range in duration from two to three years and typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes.

CORIO, INC.	FORM 10-K

Estimates are used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results could differ from these estimates. We review these accounting policies we use in reporting our financial results on a regular basis. In addition, our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Cash basis revenue recognition customers

•	Allowance for doubtful accounts

•	Loss contingencies

•	Valuation allowance

Cash Basis Revenue Recognition Customers

We recognize revenue from application management services as the services are provided to our customers provided that collection of the receivable is probable. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer probable, we revert to recognizing revenue as payment for services is received and we designate those customers as “cash basis customers.” At December 31, 2002 and 2001, we had outstanding invoices of $3.8 million and $2.5 million, respectively related to services provided to cash basis customers. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. Our revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as the change in composition of these customers.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. A general reserve is established for all amounts which have not been specifically identified, based on applying a graduated percentage to each invoice’s relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At December 31, 2002 and 2001, our allowance for doubtful accounts was $403,000 and $376,000, respectively.

CORIO, INC.	FORM 10-K

Loss Contingencies

We are subject to the possibility of various loss contingencies such as the risks associated with estimates included in both our restructuring liability and our professional services fixed fee contracts. We consider the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.

For our restructuring liability, we estimate the amounts for employee severances, impaired assets and vacated office space. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For our office lease restructuring liability, our estimate is based on our assessment of our predicted sublease income over the remaining lease term. Included in our accrual at December 31, 2002 is estimated sublease income of $1,269,000. If our actual sublease income is less than projected, our estimated office lease obligation could be adversely affected.

In addition, since we perform some of our professional services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. Our process for tracking our progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. We believe this process results in a reasonable estimate of our progress to completion. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. We regularly evaluate current information available to us to determine whether such recorded losses should be adjusted.

Valuation Allowance

We provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of December 31, 2002. The valuation allowance was recorded given the losses we incurred through December 31, 2002, and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability, we will not fully realize the deferred tax benefits.

Revenues

Our revenues consist of Corio application management services revenues and professional services revenues. For customers that engage us to perform implementation services, we typically recognize professional services revenues as we implement our applications. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the related application management service contractual term. Our professional services revenues associated with implementation initially had been relatively high compared to revenues for application management services. As our customer base has grown, application management services revenues has correspondingly grown as a percentage of revenues.

In the ordinary course of business, we have recorded revenue in the year ended December 31, 2002, $2.3 million arising from transactions with four companies with which we have directors in common. At December 31, 2002, accounts receivable included $659,000 arising from such transactions. In the year ended December 31, 2001, we recorded revenue of $4.4 million arising from transactions with five companies with which we have directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions. In the year ended December 31, 2000, we recorded revenue of $2 million arising from

CORIO, INC.	FORM 10-K

transactions with six companies with which we have common directors. At December 31, 2000, accounts receivable included approximately $602,000 arising from such transactions.

Application Management Services Revenues.    Revenues from application management services consist of monthly fees from ongoing services as well as start-up fees which are recognized ratably over the contract term, which is typically two to three years. We also recognize revenues in respect of customer prepayments for application management services over the contract term. In addition, fees for support services are recognized as revenue as the services are performed. We price our application management services based on various factors, such as the number and type of applications being licensed, the amount of hardware and software required, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Application management services revenues comprised 34%, 71% and 78% of our total revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

Our standard contract terms include provisions for settlement fees in the event that a customer terminates its contract prior to the expiry of the term. These settlement fees are recognized as revenue when received. Because these events are unpredictable and uncertain, the amount received in any one quarter may vary significantly and there may not be any settlement fees in some future quarters. Included in fiscal year 2002 results are settlement fees arising from early terminations of approximately $4.5 million. Included in fiscal year 2001 results are settlement fees arising from early terminations of approximately $3.4 million and the recognition of prepaid revenue in the amount of $712,000 from a customer that had filed for bankruptcy. There were no customer settlement fees included in fiscal year 2000 revenue. These termination and settlement fees were primarily the result of emerging high-growth companies experiencing financial difficulties or discontinuing operations. As we move up market and away from high-growth companies, revenue from termination and settlement fees may diminish.

Professional Services and Other Revenues.    Revenues from professional services consist of fees derived from providing implementation, consulting, training and related services for our customers. We perform these professional services pursuant to fixed-fee or time and materials contracts. We generally recognize revenues from the delivery of professional services as we perform the services under time and materials contracts or under the percentage-of-completion method of contract accounting. We record losses resulting from fixed-fee contracts at the time the losses become known. Professional services and other revenues comprised 66%, 29% and 22% of our total revenues for the years ended December 31, 2000, 2001 and 2002, respectively.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. Our process for tracking our progress to completion on such arrangements, is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately. At December 31, 2002, we had an accrual of $821,000 for identified losses on contracts in progress at December 31, 2002. The corresponding accrual at December 31, 2001 was $503,000. Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in the results of operations as a change in accounting estimate in the period the revisions are made.

We record payments received in advance of revenue recognition as deferred revenues. Our deferred revenues were $2.6 million at December 31, 2002 and $2.0 million at December 31, 2001. Deferred revenues at December 31, 2002 and December 31, 2001 included $647,000 and $706,000 respectively of professional

CORIO, INC.	FORM 10-K

services revenues that will be recognized under the percentage-of-completion method of contract accounting and $2.0 million and $1.3 million respectively of prepaid application management services revenue that will be recognized ratably as earned over the term of the contract. We sometimes invoice for an advance payment from customers under professional services engagements, and our current payment terms under each type of arrangement is generally net 30 days.

Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fiscal years ended December 31, 2001 and 2002, we incurred impairment charges of $2.2 million and $109,000, respectively. The impairment charges were determined following completion of a fixed asset inventory during the fourth quarters of fiscal years 2001 and 2002 and relate primarily to abandoned or excess fixed assets, following our restructuring activities undertaken during the last two years.

Cap Gemini Ernst & Young

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchasable by Corio under certain circumstances, the fair value of these shares subject to repurchase will be remeasured each reporting period until May 2003, when the repurchase rights lapse. We recorded amortization expense of $544,000, $164,000 and $11,000 as sales and marketing expense for fiscal 2000, 2001 and 2002, respectively, related to these shares.

Qwest Cyber.Solutions LLC (QCS)

In September 2002, we acquired certain assets of QCS’s application management services business, including customer contracts related to the business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. We also assumed certain liabilities of QCS as part of our acquisition. We paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million.

Results of Operations

Years ended December 31, 2002, 2001 and 2000.

Revenues

Total revenues increased to $56.1 million for the year ended December 31, 2002 from $51.6 million for the year ended December 31, 2001 and $44.9 million for the year end December 31, 2000. For the year ended December 31, 2002, one customer, Quadrem, accounted for 11% of our total revenues and this customer is expected to not renew its contract when it expires in May 2003. For the quarter ended December 31, 2002, a different customer accounted for 11% of total revenues. For the year ended December 31, 2001 no one customer accounted for more than 10% of our total revenues. For the year ended December 31, 2000, one customer accounted for 12% of total revenues.

Application Management Services Revenues.    For fiscal 2002, revenues from our application management services were $43.6 million, including $4.5 million in revenues from customer contract terminations. Included in

CORIO, INC.	FORM 10-K

the fiscal 2002 revenues of $43.6 million is $16.7 million recognized as a result of payments from cash basis customers. In addition, included in fiscal 2002 revenues is $9.2 million from customer contracts acquired as part of our September 2002 acquisition of Qwest Cyber.Solutions’ (QCS) application management services. For fiscal 2001, revenues were $36.7 million, including $3.4 million in revenues from customer contract terminations and the recognition of prepaid revenue of $712,000 from a customer that had filed for bankruptcy. Included in the fiscal 2001 revenues of $36.7 million is $14.4 million recognized as a result of payments from cash basis customers. For fiscal 2000, revenues were $15.3 million, including $2.2 million from payments from cash basis customers. There were no revenues from customer contract terminations in fiscal 2000. The increase in revenue from 2001 to 2002 was mainly attributable to the $9.2 million related to the acquired QCS contracts and a $2.3 million increase in payments from cash basis customers offset by a loss of certain customers. We anticipate fiscal 2003 revenue compared to fiscal 2002 revenue may increase as we recognize a full year of revenues associated with the contracts acquired from QCS instead of the approximate three months of related revenues in 2002. This revenue increase from QCS customers will be offset by the revenue loss from any customers that terminate. The increase in revenue from 2000 to 2001 was mainly attributable to a $3.4 million increase in non-recurring revenues from customer contract terminations, $12.2 million increase in payments from cash basis customers and an increase in the average monthly revenue per customer. We anticipate that non-recurring revenue from customer contract terminations will continue to vary over the next few periods. As we move away from high-growth companies, revenue from termination fees may decrease.

At December 31, 2002, our total number of application management customers was 86, 50 at December 31, 2001, and 75 at December 31, 2000. At December 31, 2002, we had approximately 103 application management contracts, compared with approximately 70 at December 31, 2001 and with approximately 120 at December 31, 2000. The increase in the number of customers from 2001 to 2002 is mainly attributable to the 51 customers acquired through our QCS acquisition offset by customers who have terminated. The decrease in the number of customers from 2000 to 2001 while revenue had increased, was the result of our focus on obtaining new business from larger, established enterprises. At December 31, 2002, December 31, 2001, and December 31, 2000, we had a balance of $2.0 million, $1.3 million and $1.2 million, respectively, for deferred application management services revenues primarily from customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

Professional Services and Other Revenues.    Our professional services and other revenues were $12.6 million for the year ended December 31, 2002, $14.8 million for the year ended December 31, 2001 and $29.6 million for the year ended December 31, 2000. The decease in professional services revenues was primarily due to the decreased number of customer implementations and size of customer contracts. We had 49 implementations in 2002, 74 implementations in 2001 and 163 implementations in 2000. Revenues for the years ended December 31, 2002, 2001 and 2000 included $532,000, $2.2 million and $4.3 million, respectively, of payments from cash basis customers. At December 31, 2002 and 2001, we had a balance of $647,000 and $706,000, respectively, for deferred professional services revenues. These deferred revenues, resulting from customer payments in advance of commencing our professional services work, will be recognized as revenue as the related services are provided over the contract period.

Costs and Expenses

Application Management Services Expenses.    Application management services expense consists primarily of personnel costs, depreciation and amortization expense, application fees, data center and data communication fees, facilities expense, and outside professional services. Application management services expenses, excluding stock based compensation of $261,000 in 2002, $178,000 in 2001 and $579,000 in 2000, were $43.1 million for the year ended December 31, 2002, $40.6 million for the year ended December 31, 2001 and $32.6 million for the year ended December 31, 2000. Amortization of deferred costs for warrants issued in 1999 to a service provider was zero in fiscal 2002, $157,000 in fiscal 2001 and $210,000 in fiscal 2000. From 2001 to 2002, the

CORIO, INC.	FORM 10-K

increase in expenses was mainly attributable to a $3.3 million increase in data center fees, $755,000 increase in outside professional services fees, $758,000 increase in software maintenance expense, $662,000 increase in software license expense, $445,000 increase in equipment repairs and maintenance expense, $190,000 increase in rent expense, and a $790,000 increase in equipment rental expense offset by a $2.2 million reduction in payroll expense due to lower headcount and a $2.4 million reduction in application fees. The increase in certain application management services expenses was mainly attributable to the costs associated with integrating and administering the customers acquired from QCS in September 2002. We anticipate fiscal 2003 expenses compared to 2002 expenses may increase next year as we recognize a full year of expenses to support the customers acquired from QCS instead of the approximate three months of related expenses in 2002. From 2000 to 2001, the increase in expenses was mainly attributable to a $6.3 million increase in depreciation due to equipment purchases and new capital leases and a $1.3 million increase in payroll costs due to higher average headcount.

Professional Services and Other Expenses.    Professional services and other expenses consist primarily of personnel costs, outside professional services, facilities, and travel and related expenses. Professional services and other expenses were $13.8 million for the year ended December 31, 2002, $16.5 million for the year ended December 31, 2001, and $27.1 million for the year ended December 31, 2000. There were no professional services stock based compensation charges in 2002, 2001 or 2000. Of the total professional services expensed, personnel costs were approximately $7.5 million in 2002, $11.4 million in 2001 and $19.1 million in 2000. Fees to subcontractors to perform services under professional services engagements were approximately $3.4 million in 2002, $2.2 million in 2001, and $3.4 million in 2000. From 2001 to 2002, the decrease in expenses was mainly attributable to a $3.9 million decrease in payroll costs due to lower headcount, offset in part by a $1.2 million increase in subcontractor fees. From 2000 to 2001, the decrease in expenses was mainly attributable to a $7.7 million decrease in payroll costs due to lower headcount and a $1.2 million decrease in subcontractor fees. For the year ended December 31, 2000, we achieved a service margin for our professional services organization of approximately 9%. For the years ended December 31, 2001 and December 31, 2002, professional service costs exceeded the related revenue. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators and other factors. In addition, since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer.

Research and Development Expenses.    Research and development expenses consist primarily of personnel costs, depreciation and amortization, facilities and outside professional services. Research and development expenses, excluding stock based compensation charges (credits) of $148,000 in 2002, ($253,000) in 2001, and $1.6 million in 2000, were $6.3 million for the year ended December 31, 2002, $9.1 million for the year ended December 31, 2001, and $11.9 million for the year ended December 31, 2000. Research and development expenses as a percentage of total revenues were 11% for 2002, 18% for 2001 and 26% for 2000. Headcount at December 31, 2002 was 20 employees, compared to 45 at December 31, 2001 and 53 at December 31, 2000. From 2001 to 2002, the decrease in expenses was mainly attributable to a $2.2 million decrease in payroll related costs due to lower headcount and a decreased use of labor from other Company departments as well as a $367,000 decrease in depreciation. From 2000 to 2001, the decrease was mainly attributable to a $2.7 million decrease in payroll related expenses due to lower headcount.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs, and facilities. Sales and marketing expenses, excluding stock based compensation of $840,000 in 2002, $309,000 in 2001, and $4.2 million in 2000, were $10.5 million for the year ended December 31, 2002, $21.8 million for the year ended December 31, 2001, and $34.1 million for the year ended December 31, 2000. Sales and marketing expenses as a percentage of total revenues were 19% for the year ended December 31, 2002, 42% for the year ended December 31, 2001, and 76% for the year ended

CORIO, INC.	FORM 10-K

December 31, 2000. Headcount at December 31, 2002 was 41 employees, compared to 53 at December 31, 2001 and 87 at December 31, 2000. From 2001 to 2002, the decrease in expenses was mainly attributable to a $4.6 million decrease in payroll costs due to lower headcount, a $1.7 million decrease in travel related expenses, $614,000 decrease in rent expenses, $1.3 million decrease in marketing program expenses and a $1.9 million decrease in the amortization expense associated with a marketing alliance cost that was fully amortized in April 2002. In addition, sales and marketing expenses included amortization of costs associated with warrants issued to Cap Gemini Ernst & Young of $11,000, $164,000 and $544,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel costs, outside professional services, depreciation and amortization, facilities, and equipment rental. General and administrative expenses include costs related to our internal information technology and systems architecture, accounting and finance, executive management, human resources and legal activities. General and administrative expenses, excluding stock based compensation of $1.1 million in 2002, $4.9 million in 2001, and $9.3 million in 2000, were $11.7 million for the year ended December 31, 2002, $21.1 million for the year ended December 31, 2001, and $24.6 million for the year ended December 31, 2000. General and administrative expenses as a percentage of total revenues were 22% for the year ended December 31, 2002, 41% for the year ended December 31, 2001, and 55% for the year ended December 31, 2000. In addition, the years ended December 31, 2002, 2001 and 2000 include approximately $90,000, $1.8 million, and $2.6 million, respectively, of expenses related to amortization of fees paid to a software vendor for a non-competition agreement and preferred partner status. There were 23 general and administrative personnel at December 31, 2002, 56 at December 31, 2001 and 86 at December 31, 2000. From 2001 to 2002, the decrease was mainly attributable to a $4.9 million decrease in payroll costs, $500,000 decrease in subcontractor fees, $602,000 decrease in rent expenses, $824,000 decrease in office expenses, $450,000 decrease in travel expenses and a $1.7 million decrease in amortization of fees paid to a software vendor as noted above. From 2000 to 2001, the decrease in expenses was mainly attributable to a $1.2 million decrease in payroll related expenses, $737,000 decrease in subcontractor fees and a $1.1 million decrease in office expenses.

Restructuring charges.    During fiscal 2002 and 2001, we initiated cost-saving actions resulting in restructuring and impairment charges of $4.0 million and $3.8 million, respectively. In 2002, the restructuring and impairment charges included $3,764,000 to record the estimated loss associated with a portion of the remaining lease stream related to the vacated portion of our headquarters and $272,000 for severance benefits paid to 30 employees involuntarily terminated. In 2001, the restructuring and impairment charges included $435,000 for estimated payments for the cancellation of a facility lease contract, $1.2 million for severance benefits paid or to be paid to 179 employees involuntarily terminated, and $2.2 million to write off certain abandoned and excess assets, of which $1.5 million were capital assets.

Amortization of Stock-Based Compensation.    Amortization of deferred stock-based compensation was $2.3 million for the year ended December 31, 2002, $5.1 million for the year ended December 31, 2001 and $15.7 million for the year ended December 31, 2000. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. The decrease for all periods presented was mainly attributed to the impact of the accelerated vesting for options granted prior to our IPO with an exercise price less than the deemed fair value of our common stock.

Amortization of Other Intangibles.     Related to our Qwest Cyber.Solutions’ (QCS) acquisition, we recorded an intangible asset for our acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Amortization of the intangible asset was $497,000 in 2002. No amortization expense related to the QCS acquired customer contracts was recognized in 2000 and 2001 as the acquisition occurred in September 2002.

CORIO, INC.	FORM 10-K

Interest and Other Income and (Expense).    Net interest and other income was $1.3 million for the year ended December 31, 2002, $3.1 million for the year ended December 31, 2001 and 3.3 million for the year ended December 31, 2000. The decrease in net interest income from 2001 to 2002 was mainly attributable to lower average cash and investment balances as well as lower interest rates and was offset, in part, by a decrease in interest expense due to lower average debt balances. The decrease in net interest income from 2000 to 2001 was due to increased interest expense related to equipment financing.

Income Taxes.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the years ended December 31, 2001 and 2000. We recognized a $400,000 tax benefit in fiscal 2002 after determining that a deferred tax liability recorded in connection with our acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination. As the goodwill related to this acquisition has been fully amortized, the reversal of this exposure item was treated as an income tax benefit.

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents, short-term investments and restricted cash totaling $51.7 million, a decrease of $34.3 million from the $86.0 million on hand at December 31, 2001. The decrease was primarily the result of cash used in operations and cash paid for the acquisition of certain assets and assumption of certain liabilities of QCS. Included in the cash balance is restricted cash of $7.7 million and $7.8 million at December 31, 2002 and 2001, respectively.

The following table summarizes our cash flows from operating, investing and financing activities:

	Years Ended December 31,
	2000	2001	2002
	(In millions)
Net cash provided by (used in):
Operating activities	$(64.4)	$(42.2)	$(12.6)
Investing activities	(94.0)	28.1	10.1
Financing activities	179.7	(8.0)	(6.9)

Increase (decrease) in cash and cash equivalents	$21.3	$(22.1)	$(9.4)

For fiscal 2002, net cash used in operating activities of $12.6 million was comprised of a net loss of $34.8 million, reduced primarily by $12.0 million of depreciation and amortization, $2.3 million of amortization of deferred stock based compensation, a $4.2 million decrease in accounts receivable and prepaid expenses and other current assets and a $3.8 million increase in accounts payable, accrued liabilities and other liabilities.

For fiscal 2001, net cash used in operating activities of $42.2 million was comprised of a net loss of $63.9 million, reduced primarily by $15.5 million of depreciation and amortization, $5.1 million of amortization of deferred stock based compensation and a $4.0 million decrease in accounts receivable and increased by a $4.7 million decrease in accounts payable, accrued liabilities and other liabilities.

For fiscal 2000, net cash used in operating activities of $64.4 million was comprised of a net loss of $99.8 million, reduced primarily by $11.0 million of depreciation and amortization, $15.7 million of amortization

CORIO, INC.	FORM 10-K

of deferred stock based compensation, and a $9.2 million increase in accounts payable and accrued liabilities and increased by a $4.8 million increase in accounts receivable.

For fiscal 2002, net cash generated by investing activities was $10.1 million. Investing activities consisted primarily of the sale of short-term investments of $85.3 million offset by the purchase of short-term investments of $60.8 million, $15 million to purchase the application management services business of QCS and $828,000 for the purchase of equipment.

For fiscal 2001, net cash generated by investing activities was $28.1 million. Investing activities consisted primarily of the sale of short-term investments of $114.5 million offset by the purchase of short-term investments of $75.6 million, an increase in restricted cash of $7.8 million, and $4.6 million for the purchase of equipment.

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

For fiscal 2002, net cash used by financing activities was $6.9 million. Financing activities consisted of $7.7 million repayments of equipment lease financing offset by sale of common stock of $800,000.

For fiscal 2001, net cash used by financing activities was $8.0 million. Financing activities consisted of $9.80 million repayments of equipment lease financing offset by sale of common stock of $1.7 million.

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

In September 2002, we acquired certain assets of QCS’s application management services business, including customer contracts related to the business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. We are currently integrating the acquired business into our existing business and will support the QCS customer relationships acquired as part of the acquisition.

The following table summarizes our allocation of the total purchase price of $16.3 million to the assets acquired and liabilities assumed from QCS at the date of acquisition. We paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million. As the total purchase price exceeded the estimated fair values of the assets acquired and liabilities assumed, no goodwill was recorded as a result of this transaction. The following is the allocation of the QCS purchase price (in thousands):

Accounts receivable	$5,900
Prepaid expenses and other current assets	3,100
Property and equipment	6,000
Other assets	2,700
Accounts payable and accrued liabilities	(500)
Deferred revenue	(900)

Total	$16,300

CORIO, INC.	FORM 10-K

We recorded an intangible asset for acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months.

The following table summarizes our contractual cash obligations at December 31, 2002:

	Payments due by Period
Contractual obligations	Total	Within One Year	2-3 Years	4-5 Years	Thereafter
Notes payable	$272	$272	$—	$—	$—
Capital lease obligations	5,110	4,704	406	—	—
Operating leases	31,676	4,718	8,731	8,447	9,780

Total contractual cash obligations	$37,058	$9,694	$9,137	$8,447	$9,780

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

Effective January 2003, for all employees not affected by the August 2002 salary reduction, the Company implemented additional cost savings measures by reducing the base compensation of these employees by 10%. This is expected to result in a cost savings of approximately $2.6 million per year. Affected employees received stock option grants equivalent to one option for every two dollars reduced from their annual base salary which resulted in the Company granting approximately an additional 1.3 million stock options. These grants were priced at fair market value on the date of grant and vest over a one year period.

We expect that our current cash balances will be sufficient to meet our cash requirements for at least the next 12 months. However, any major change in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures, or the acquisition of other business, could further utilize the Company’s cash reserves. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

Recent Accounting Developments

In August 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this standard did not have a significant effect on our financial position or operating results.

CORIO, INC.	FORM 10-K

In April 2002, the FASB issued SFAS No. 145 Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The provisions of this standard are not expected to have a significant effect on our financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective in 2003. The adoption of SFAS 146 is not expected to have a material impact on our financial results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on our financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities

CORIO, INC.	FORM 10-K

obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on our financial statements, The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

CORIO, INC.	FORM 10-K

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of December 31, 2002, we had an accumulated deficit of $246.7 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may grow our sales force and spend significant funds to promote our company and our services. We may hire additional people in other areas of our company in order to support our business. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability at all or on a consistent basis, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of customers. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, because we may continue to invest in our business faster than we anticipate growth in our revenues, we may continue to incur significant losses and negative cash flow for the foreseeable future and we may never be profitable.

The emerging high-growth and middle-market companies that currently comprise a significant portion of our revenue base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could continue to adversely affect demand for our services.

A significant portion of our current revenue consists of revenue from middle-market companies, e-commerce trading exchanges and other technology companies. These companies will be more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations when required or at all. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue to meet their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could continue to diminish and delay demand for our services. Also, as we move up market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish. Moreover, one of our customers represented 11% of total revenues in fiscal 2002 and its contract expires in May 2003. We do not expect this customer to renew its contract and so we expect to lose the revenue from this customer starting in June 2003. For the quarter ended December 31, 2002, a different customer accounted for 11% of total revenues. The loss of this and any other significant customers would adversely affect our business.

CORIO, INC.	FORM 10-K

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

We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. We have a limited number of customers and have implemented our services a limited number of times. Because our business model is new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services is evolving. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we move up-market to larger, more established customers, the demand for our services is uncertain and the sales process will take longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

•	acquire and retain new customers, particularly larger, more established companies required to create a stable revenue and customer base;

•	acquire new customers at a rate sufficient to create growth taking into account loss of customers;

•	reduce costs associated with the delivery of services to our customers;

•	expand and maintain our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

•	acquire or license third-party software applications at a reasonable cost or at a structure beneficial to us;

•	complete successful implementations of our software applications in a manner that is repeatable and scalable;

•	integrate successfully software applications we manage with each other and with our customers’ existing systems;

•	continue to offer new services that complement our existing offerings;

•	increase awareness of our brand; and

•	maintain our current, and develop new, strategic relationships.

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

CORIO, INC.	FORM 10-K

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

Our financial results could vary over time as our business and financial model evolves. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we are increasingly unbundling from our fixed monthly fee the cost of software licenses and currently require our customers to obtain licenses to enterprise software applications directly from third-party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example, we are migrating customers, and currently plan to eventually migrate all customers, from a model whereby some rent enterprise application licenses from us to a model whereby they all purchase the licenses directly from independent software vendors. Such new pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

CORIO, INC.	FORM 10-K

We depend on software vendors to supply us with the software necessary to provide our services, and the loss of access to this software or any decline or obsolescence in its functionality could cause our customers’ businesses to suffer, which, in turn, could harm our revenues and increase our costs.

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP and Siebel Systems. We have agreements in place with certain of our third-party software vendors, and our agreements with third-party software vendors are non-exclusive, are for limited terms and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to “host-only” relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft and Siebel, we rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to use the software that we host from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers’ businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

Our licenses for the third-party software we use to deliver our services contain limits on our ability to use them that could impair our growth and operating results.

The licenses we have for the third-party software for which we provide hosting or application management services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, some of our licenses restrict us from selling our services to customers with annual revenues greater than various levels such as $1 billion, and some restrict our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

Poor performance of the software we deliver to our customers or disruptions in our business-critical services could harm our reputation, delay market acceptance of our services and subject us to liabilities.

Our customers depend on our hosted software applications for their critical systems and business functions, including enterprise resource planning, customer relationship management and e-commerce. Our customers’ businesses could be seriously harmed if the applications we provide to them work improperly or fail, even if only temporarily. Accordingly, if the software that we license from our vendors or our implementation or ongoing management of such software performs poorly, experiences errors or defects or is otherwise unreliable, our customers would likely be extremely dissatisfied, which could cause our reputation to suffer, force us to divert research and development and management resources, cause a loss of revenues or hinder market acceptance of our services. It is also possible that any customer disruptions resulting from failures in our applications could force us to refund all or a portion of the fees customers have paid for our services or result in other significant liabilities to our customers.

We may fail to implement, host or manage enterprise software applications successfully due to the complicated nature of the services we provide and our limited experience in providing these services, which would harm our reputation and sales.

Implementations of enterprise software applications can be complicated and we have limited experience to date completing implementations of software applications for our customers. We cannot assure you that we will

CORIO, INC.	FORM 10-K

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

If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage any such growth successfully, we must:

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

CORIO, INC.	FORM 10-K

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

CORIO, INC.	FORM 10-K

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

We enter into agreements with our customers to provide application management services for long periods, typically two to three years. Most of these agreements are in the form of fixed-price contracts that do not provide for price adjustments to reflect any cost overruns associated with providing our services, such as potential increases in the costs of software applications we license from third parties, the costs of upgrades or inflation. As a result, unless we are able to provide our services in a more cost-effective manner than we do today and unless the number of users at individual customers increases to provide us higher revenue levels per customer, we may never achieve profitability for a particular customer. In addition, customers may not be able to pay us or may cancel our services before becoming profitable for us.

Our long-term, fixed-price application management contracts may hinder our ability to evolve our business and to ultimately become profitable.

Our business is relatively new and, accordingly, our business and financial models may evolve as the understanding of our business evolves. We may be unable to adjust our pricing or cost structure with respect to our current customers in response to changes we make in our business or financial model due to the long-term, fixed price nature of the application management agreements we have with our customers. This potential inflexibility may result in our inability to become profitable as rapidly as we would like or at all.

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

If we cannot obtain additional software applications that meet the evolving business needs of our customers, the market for our services may not grow and may decline, and sales of our services may suffer.

Part of our strategy may be to expand our services by offering our customers additional software applications that address their evolving business needs. We cannot be sure, however, that we will be able to

CORIO, INC.	FORM 10-K

license these applications at a commercially viable cost or at all or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis and, as a result, cannot expand the range of our service offerings, the market for our services may not grow and may decline, and sales of our services may suffer.

We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase revenues, maintain our margins or grow our market share.

The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We currently have no patented technology that would bar competitors from our market.

Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Bearing Point;

•	software vendors, such as Oracle, PeopleSoft, Commerce One, SAP and Siebel Systems; and

•	major technology providers, such as Microsoft.

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

CORIO, INC.	FORM 10-K

and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers to us. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

System failures caused by us or factors outside of our control could cause us to lose our customers and subject us to liability and increased expenses.

Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we host our customers’ applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use three data centers to house our hardware and to provide network services, but each of our customers is serviced at a single site. While our data center and network providers maintain back-up systems and we have disaster recovery processes, a natural disaster or similar disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures, terrorist attacks and similar events.

If we are unable to retain our executive officers and key personnel, or to integrate new members of our senior management that are critical to our business, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends upon the continued service of our executive officers and other key personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term. Key personnel may voluntarily terminate due to the 10% salary decrease which we implemented in January 2003. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

If we are unable to hire and retain sufficient sales, marketing, technical and operations personnel, we may be unable to grow our business or to service our customers effectively.

In the future, we may expand our sales operations and marketing efforts, both domestically and internationally, in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. There is competition for qualified and effective sales, marketing, technical and operations personnel as these personnel are in limited supply and in high demand and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

CORIO, INC.	FORM 10-K

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

If the number of software applications used by us and our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications or services we offer infringes their proprietary rights. Someone may also claim that we do not have adequate licenses to perform the services we offer. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management’s attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against us or them, we would be forced to license different software applications to our customers that may not meet our customers’ needs. This could result in a loss of customers and a decline in our revenues. Also, a securities class action lawsuit against Corio is currently pending in the U.S. District Court for the Southern District of New York. This lawsuit may be time consuming and expensive to defend and may divert management’s attention and may be costly to Corio.

CORIO, INC.	FORM 10-K

We may not be able to continue to meet the continued listing criteria for The Nasdaq National Market, which would materially adversely affect our business and financial condition.

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for a period of time prescribed by Nasdaq rules. If the closing bid price of our stock fails to increase to $1.00 or more and sustain at that level for 10 trading days by early April of this year, our stock could be subject to delisting from the Nasdaq National Market. Our stockholders, however, have approved a reverse stock split and, if necessary to come into compliance with Nasdaq’s requirements, we intend to effect the reverse stock split. Although we believe a reverse stock split would bring us into compliance, we may not be able to effect measures to come into compliance with this minimum bid price requirement within this period of time, in which case our stock may no longer be eligible to trade on The Nasdaq National Market.

If we are unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business, including, among other things:

•	Our ability to raise additional financing to fund our operations;

•	Our ability to attract and retain customers and distributors; and

•	Our ability to attract and retain personnel, including management personnel.

In addition, if we were unable to list our common stock for trading on The Nasdaq National Market, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols. If institutional shareholders liquidated their holdings in our common stock and/or did not continue to make investments in our common stock, this would decrease the trading volume of our shares and would likely result in a lower price for our common stock. Also, as mentioned above, to come into compliance with Nasdaq’s minimum bid price requirement, we may effect a reverse stock split which could adversely affect our stock price.

CORIO, INC.	FORM 10-K

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

If we expand our business outside the United States we will be subject to unfavorable international conditions and regulations that could cause our international business to fail.

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

CORIO, INC.	FORM 10-K

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41% of our common stock at December 31, 2002. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

•	Our bylaws limit the ability of our stockholders to call a special meeting and do not permit stockholders to act by written consent.

CORIO, INC.	FORM 10-K

•	We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

•	Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control.

•	Our certificate of incorporation permits our board to issue shares of preferred stock without stockholder approval. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the common stock.

•	Additional provisions of our certificate of incorporation that may serve to delay or prevent an acquisition include a staggered board, advance notice procedures for stockholders to nominate candidates for election as directors, authorization of our board to alter the number of directors without stockholder approval and lack of cumulative voting.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including Government Securities, Commercial Paper, Corporate Bonds and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. This table does not include money market funds because those funds are not subject to market risk.

	Maturing in
	Three months or less	Between three months and seventeen months
December 31, 2002 (in thousands, except percentages):
Included in cash and cash equivalents	$19,811	—
Weighted average interest rate	1.46%	—
Included in short-term investments	$1,005	$16,026
Weighted average interest rate	1.63%	1.48%

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements, together with related notes and the report of KPMG LLP, the Company’s independent auditors, are set forth on the pages indicated in Item 14.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

CORIO, INC.	FORM 10-K

PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 8, 2003 and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10.    Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference under the caption “Election of Directors” in the Registrant’s 2003 Proxy Statements.

Executive Officers of the Company

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
George Kadifa	43	Chairman, President and Chief Executive Officer
Parmeet Chaddha	38	Senior Vice President, Corio Technologies
Arthur Chiang	45	Senior Vice President, Corporate Development
Sal Jamil	39	Executive Vice President, Chief Operating Officer
John B. Ottman	45	Executive Vice President, Worldwide Markets
Brett White	40	Executive Vice President, Chief Financial Officer

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

Parmeet Chaddha has served as our Senior Vice President, Corio Technologies since January 2001. Prior to joining us, from June 1999 to December 2000, Mr. Chaddha served as co-founder and Chief Information Officer at MarketMakers, Inc., a private company providing online marketing services. From September 1995 to November 1998, Mr. Chaddha served as founder and President of Zanza Software, Inc., a web based business intelligence company. Mr. Chaddha holds a M.S. and B.S. from the Massachusetts Institute of Technology.

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

CORIO, INC.	FORM 10-K

John B. Ottman has served as Executive Vice President of Worldwide Markets since December 1999. Prior to joining us, from November 1989 to November 1999, Mr. Ottman held various key management positions at Oracle Corporation, most recently as Group Vice President of the Industrial Sector, managing Oracle’s sales of enterprise resource planning, supply chain management and Internet procurement software to the high tech, automotive, aerospace and defense industries. Mr. Ottman’s other management positions at Oracle included Vice President, Global Alliances, Regional Manager and Area Manager. Mr. Ottman holds a B.A. in History from Denison University.

Brett White has served as Executive Vice President, Chief Financial Officer since October 2002. Prior to joining us, Mr. White served as Chief Financial Officer of KANA Software, Inc., a leading provider of customer relationship management software solutions, from May 2001 to May 2002. Mr White served in an executive finance role at marchFIRST (formerly USWeb/CKS) from February 1999 to February 2001 and served in various senior finance roles at Oracle Corporation, from April 1989 to February 1999, most recently as Vice President of Finance, Worldwide Services. Mr. White holds a B.A. in Business Economics from the University of California, Santa Barbara.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Additional information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is incorporated by reference to the information under the caption “Management” in the Registrant’s 2003 Proxy Statement.

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption “Election of Directors” in the Registrant’s 2003 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2003 Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation and Other Information” in the Registrant’s 2003 Proxy Statement.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Registrant’s 2003 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the Registrant’s 2003 Proxy Statement.

CORIO, INC.	FORM 10-K

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing of this Annual Report on Form 10-K (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in internal controls.

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

CORIO, INC.	FORM 10-K

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

2.	Schedules

The following financial statement schedule of Corio, Inc. for the years ended December 31, 2002, 2001 and 2000 is filed as part of this report and should be read in conjunction with the financial statements.

Schedule II—Valuation and Qualifying Accounts	69

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
4.1*	Form of Registrant’s Common Stock Certificate
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2†*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5†*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6†*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7†*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8†*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11†*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.

CORIO, INC.	FORM 10-K

Exhibit Number	Description
10.13†*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
16.1*	Letter regarding change in independent auditors
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 71)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

†	Confidential treatment has been granted for certain portions of this exhibit.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.

**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

(b)	Reports on Form 8-K

On August 6, 2002, the Company filed a Current Report on Form 8-K in connection with the agreement to acquire substantially all of the assets related to Qwest Cyber.Solutions LLC.

On September 27, 2002, the Company filed a Current Report on 8-K in connection with the completion of the asset purchase of Qwest Cyber.Solutions LLC. On December 4, 2002, the Company filed a Current Report on 8-K/A to amend the 8-K to include the financial statements and pro forma financial information related to the asset purchase of Qwest Cyber.Solutions LLC.

On October 23, 2002, the Company filed a Current Report on 8-K in connection with the appointment of the Company’s new chief financial officer.

CORIO, INC.	FORM 10-K

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Corio, Inc.:

We have audited the accompanying balance sheets of Corio, Inc. (the “Company”) as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the financial statements, we have also audited the financial statement schedule, as listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill and other acquired intangible assets in 2002.

/s/    KPMG LLP

Mountain View, California

January 27, 2003

CORIO, INC.	FORM 10-K

CORIO, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$36,317	$26,908
Short-term investments	41,831	17,031
Accounts receivable, net of allowance of $376 and $403 at December 31, 2001 and 2002, respectively	3,818	6,109
Prepaid expenses and other current assets	1,875	3,421

Total current assets	83,841	53,469
Restricted cash	7,849	7,717
Property and equipment, net	20,618	16,286
Other assets	982	2,820

Total assets	$113,290	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,336	$10,004
Accrued liabilities	9,695	7,723
Accrued restructuring	586	1,757
Deferred revenue	1,969	2,636
Current portion of notes payable	486	272
Current portion of capital lease obligations	7,020	4,460

Total current liabilities	26,092	26,852
Notes payable, less current portion	274	—
Capital lease obligations, less current portion	4,668	399
Accrued restructuring	—	2,472
Other liabilities	917	1,154

Total liabilities	31,951	30,877

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 55,065,460 and 56,516,435 shares issued and outstanding at December 31, 2001 and 2002, respectively	55	56
Additional paid-in capital	298,272	296,820
Accumulated other comprehensive income	372	98
Deferred stock-based compensation	(5,461)	(859)
Accumulated deficit	(211,899)	(246,700)

Total stockholders’ equity	81,339	49,415

Total liabilities and stockholders’ equity	$113,290	$80,292

See accompanying notes to financial statements.

CORIO, INC.	FORM 10-K

CORIO, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Application management services	$15,326	$36,731	$43,559
Professional services and other	29,620	14,840	12,585

Total revenues	44,946	51,571	56,144
Costs and Expenses:
Application management services *	32,564	40,572	43,053
Professional services and other *	27,095	16,496	13,794
Research and development *	11,882	9,112	6,306
Sales and marketing *	34,090	21,783	10,499
General and administrative *	24,586	21,079	11,700
Restructuring charges	—	3,837	4,036
Amortization of stock based compensation	15,657	5,099	2,347
Amortization of goodwill	2,236	564	—
Amortization of other intangibles	—	—	497

Total operating expenses	148,110	118,542	92,232

Loss from operations	(103,164)	(66,971)	(36,088)
Interest and other income	5,414	5,663	1,821
Interest and other expense	(2,073)	(2,567)	(934)
Tax benefit	—	—	400

Net loss	(99,823)	(63,875)	(34,801)
Series E beneficial conversion charge	(20,158)	—	—

Net loss attributable to common stockholders	$(119,981)	$(63,875)	$(34,801)

Basic and diluted net loss per share	$(5.15)	$(1.27)	$(0.66)

Shares used in computation—basic and diluted	23,290	50,296	53,103

* Amortization of stock-based compensation not included in expense line item
Application management services	$579	$178	$261
Professional services and other	—	—	—
Research and development	1,591	(253)	148
Sales and marketing	4,204	309	840
General and administrative	9,283	4,865	1,098

Total amortization of stock-based compensation	$15,657	$5,099	$2,347

See accompanying notes to financial statements.

CORIO, INC.	FORM 10-K

CORIO, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	29,965	$30	1,575	$2	$99,649	$(15)	$(14,981)	$—	$(48,201)	$36,484	$—
Issuance of common stock warrants	—	—	—	—	766	—	—	—	—	766	—
Conversion of warrants to common stock	—	—	961	1	(1)	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs of $2,035	—	—	10,000	10	128,155	—	—	—	—	128,165	—
Conversion of series A preferred stock to common stock	(12,220)	(12)	12,220	12	—	—	—	—	—	—	—
Conversion of series B preferred stock to common stock	(10,640)	(11)	10,640	11	—	—	—	—	—	—	—
Conversion of series C preferred stock to common stock	(7,105)	(7)	7,105	7	—	—	—	—	—	—	—
Conversion of series E preferred stock to common stock	—	—	5,333	5	54,455	—	—	—	—	54,460	—
Remeasurement and amortization of performance-based stock warrants	—	—	—	—	248	—	—	—	—	248	—
Issuance of common stock	—	—	9	—	56	—	—	—	—	56	—
Issuance of common stock upon exercise of stock options	—	—	1,445	1	1,466	—	—	—	—	1,467	—
Issuance of stock options to non-employees	—	—	—	—	348	—	—	—	—	348	—
Deferred stock-based compensation	—	—	—	—	13,910	—	(13,910)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	15,657	—	—	15,657	—
Proceeds from note receivable from stockholder	—	—	—	—	—	15	—	—	—	15	—
Net loss	—	—	—	—	—	—	—	—	(99,823)	(99,823)	(99,823)

Balance at December 31, 2000	—	—	49,288	49	299,052	—	(13,234)	—	(148,024)	137,843	—
Repurchase of common stock	—	—	(100)	—	(1)	—	—	—	—	(1)	—
Conversion of warrants to common stock	—	—	420	—	—	—	—	—	—	—	—
Remeasurement and amortization of performance-based stock warrants	—	—	—	—	164	—	—	—	—	164	—
Issuance of common stock upon exercise of stock options	—	—	4,747	5	211	—	—	—	—	216	—
Issuance of common stock under employee stock purchase plan	—	—	710	1	1,520	—	—	—	—	1,521	—
Deferred stock-based compensation	—	—	—	—	5,332	—	(5,332)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	(8,006)	—	13,105	—	—	5,099	—
Change in unrealized gain on investments	—	—	—	—	—	—	—	372	—	372	372
Net loss	—	—	—	—	—	—	—	—	(63,875)	(63,875)	(63,875)

Balance at December 31, 2001	—	—	55,065	55	298,272	—	(5,461)	372	(211,899)	81,339	(63,503)
Remeasurement and amortization of performance-based stock warrants	—	—	—	—	11	—	—	—	—	11	—
Issuance of common stock upon exercise of stock options	—	—	305	—	104	—	—	—	—	104	—
Issuance of common stock under employee stock purchase plan	—	—	1,146	1	688	—	—	—	—	689	—
Deferred stock-based compensation	—	—	—	—	(2,255)	—	2,255	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	2,347	—	—	2,347	—
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	—	(274)	—	(274)	(274)
Net loss	—	—	—	—	—	—	—	—	(34,801)	(34,801)	(34,801)

Balance at December 31, 2002	—	$—	56,516	$56	$296,820	$—	$(859)	$98	$(246,700)	$49,415	$(35,075)

See accompanying notes to financial statements.

CORIO, INC.	FORM 10-K

CORIO, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(99,823)	$(63,875)	$(34,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,761	14,919	11,511
Asset impairment charge	—	1,500	—
Amortization of goodwill and other intangibles	2,233	564	497
Amortization of deferred stock-based compensation	15,657	5,099	2,347
Compensation for grants of stock, options and warrants in exchange for services	2,212	969	49
Loss on retirement of assets	—	—	52
Changes in operating assets and liabilities:
Accounts receivable	(4,839)	3,962	2,580
Prepaid expenses and other current assets	209	552	1,592
Accounts payable and accrued expenses	9,197	(4,909)	1,097
Deferred revenue	1,308	(1,227)	(254)
Other liabilities	694	223	2,709

Net cash used in operating activities	(64,391)	(42,223)	(12,621)
Cash flows from investing activities:
Purchase of short-term investments	(80,326)	(75,612)	(60,770)
Sales of short-term investments	—	114,480	85,297
(Increase) decrease in restricted cash	—	(7,849)	132
Purchase of property and equipment	(10,471)	(4,623)	(828)
Other assets	(3,223)	1,726	310
Cash received from termination fee netted against acquisition	—	—	1,000
Cash paid for acquisition	—	—	(15,000)

Net cash (used in) provided by investing activities	(94,020)	28,122	10,141
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	54,450	—	—
Proceeds from sale of common stock and exercise of stock options	129,374	1,734	793
Proceeds from note receivable from stockholder	15	—	—
Payments on debt obligations	(4,150)	(9,771)	(7,722)

Net cash provided by (used in) financing activities	179,689	(8,037)	(6,929)

Net increase (decrease) in cash and cash equivalents	21,278	(22,138)	(9,409)
Cash and cash equivalents, beginning of period	37,177	58,455	36,317

Cash and cash equivalents, end of period	$58,455	$36,317	$26,908

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,321	$1,711	$897

Supplemental non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	$12,131	$4,193	$407

Issuance of preferred stock and common stock warrants	$766	$—	$—

Deferred stock-based compensation	$13,910	$5,332	$2,255

Issuance of stock and options for services	$404	$—	$—

Unrealized gain (loss) on investments	$—	$372	$(274)

See accompanying notes to financial statements.

CORIO, INC.	FORM 10-K

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

Cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist principally of cash on deposit in bank and money market accounts that are stated at cost, which approximates fair value.

Restricted Cash

In connection with two facility leases, the Company is required to provide letters of credit as security for the leases. The letters of credit are available for a period of one year with automatic one year renewals. The letters of credit are collateralized by a $7.7 million cash deposit at December 31, 2002 and are recorded as restricted cash on the accompanying balance sheet.

Investments in debt securities

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair market value. Any unrealized gains or losses are recorded as a component of accumulated other comprehensive income.

As of December 31, 2001 and 2002, all of the Company’s investments had contractual maturities within 18 months. As of December 31, 2001 and 2002, all investments were considered available-for-sale securities and consisted of the following (in thousands):

December 31, 2002:	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Government securities	$7,470	$29	$7,499
Corporate bonds	9,463	69	9,532

	$16,933	$98	$17,031

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2001:	Cost	Unrealized Gain (Loss)	Estimated Fair Value
Government securities	$11,410	$23	$11,433
U.S. Treasury notes	3,092	6	3,098
Auction rate securities	5,000	—	5,000
Corporate bonds	21,957	343	22,300

	$41,459	$372	$41,831

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and accounts receivable. At December 31, 2002, the Company held 84% of its cash and cash equivalents and short-term investments with one financial institution. For customer concentrations, see Note 14.

Fair value of financial instruments

The carrying amount of the Company’s financial instruments, which includes accounts receivable, accounts payable, accrued liabilities and debt obligations approximate their fair values at December 31, 2001 and 2002 due to their short maturity.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill

Effective July 1, 2001, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill.

In accordance with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the effect of these accounting changes is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2000	2001	2002
Net loss as reported	$(119,981)	$(63,875)	$(34,801)
Goodwill amortization	2,236	564	—

Adjusted net loss	$(117,745)	$(63,311)	$(34,801)

Reported net loss per share—basic and diluted	$(5.15)	$(1.27)	$(0.66)
Goodwill amortization	0.09	0.01	—
Adjusted net loss per share—basic and diluted	(5.06)	(1.26)	(0.66)

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income taxes

The Company accounts for its income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established for any tax benefits for which future realization is uncertain.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and exercise prices. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

Effective July 1, 2000, the Company has adopted Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25 (FIN No. 44). The Company’s adoption of FIN No. 44 has not had a material impact on its financial statements, cashflows or results of operations. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company uses the Black-Scholes option pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Net loss as reported	$(99,823)	$(63,875)	$(34,801)
Add stock-based employee compensation expense included in reported net loss	15,657	5,099	2,347
Deduct total stock-based employee compensation determined under the fair-value-based method for all awards	(22,008)	(18,512)	(9,939)

Pro forma net loss	$(106,174)	$(77,288)	$(42,393)

Basic and diluted net loss per share:
As reported	$(5.15)	$(1.27)	$(0.66)
Pro forma	(5.42)	(1.54)	(0.80)

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company calculated the fair value of each option granted under the Company’s stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions: no dividends; expected option term of four years; risk free interest rates of 6.03% for the year ended December 31, 2000, 4.71% for the year ended December 31, 2001 and 3.37% for the year ended December 31, 2002, and expected volatility of 67% for the year ended December 31, 2000, 90% for the year ended December 31, 2001 and 105% for the year ended December 31, 2002.

Weighted-average fair values per share of options granted under the Company’s stock option plans during the following years were:

2000	$4.97
2001	$1.06
2002	$0.66

The Company calculated the fair value of each option granted under the Company’s employee stock purchase plan on the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions: no dividends; expected option term of 0.5 to 2 years; risk free interest rates of 5.61% for the year ended December 31, 2000, 3.17% for the year ended December 31, 2001 and 1.58% for the year ended December 31, 2002; and expected volatility of 90% for the year ended December 31, 2000, 90% for the year ended December 31, 2001 and 105% for the year ended December 31, 2002.

Weighted-average fair values per share of options granted under the Company’s employee stock purchase plan during the following years were:

2000	$7.30
2001	$0.31
2002	$0.29

Impairment of long-lived assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted this standard on January 1, 2002. The provisions of this standard did not have a significant effect on the Company’s financial position or operating results.

Revenue recognition

The Company generates revenue from application management services, professional services and other revenues.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Application management services revenue consists of monthly recurring fees for ongoing services as well as start-up fees which are recognized as the services are performed. We also recognize customer prepayments for application management services revenues over the contract term. In addition, fees for support services, which are recognized as revenue as the services are performed, are included in application management services revenue. Our application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to upgrades and updates as provided to the Company under contract with the original software vendor. Our customers generally do not have the right to take possession of the software at any time during the application management services agreement. Contracts for application management services include monthly or quarterly minimum volume commitments by the Company’s customers and fees for actual volume usage. Minimum volume customer commitments are recognized as they become due and payable. Actual volume usage that exceeds designated minimums are recognized as revenues when amounts due are earned by the Company.

Professional services and other revenues include revenues from consulting services, implementation services and training. Revenue from consulting services is recognized using the percentage-of-completion method for fixed-fee arrangements under the cost-to-cost method or as the services are provided for time-and-materials arrangements. Losses resulting from fixed-fee contracts are recorded at the time such losses are known. Revenue from customer training and education are recognized at the date the services are performed.

The Company regularly monitors the credit worthiness of its customers and designate certain customers, who we anticipate as credit risks, as cash basis customers. The Company uses such criteria as the customer’s payment history, accounts receivable status and financial health to determine the customer’s credit worthiness. For customers deemed as credit risks, revenue is recognized on the date when the payment for services is received. Revenue could be affected based on the timing of payments by cash basis customers as well as the change in composition of the cash basis customers. The Company recognized revenue of $17.2 million, $16.6 million and $6.4 million for payments from cash basis customers in fiscal 2002, 2001 and 2000, respectively.

In November 2001, the Financial Accounting Standards Board (“FASB”) issued a staff announcement regarding the income statement characterization of reimbursements received for “out-of-pocket” expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior periods were reclassified. For fiscal 2000, $336,000 and $1,049,000, respectively, in reimbursed application and professional services expenses have been reclassified as revenues. For fiscal 2001, $1,019,000 and $972,000, respectively, in reimbursed application and professional services expenses, respectively, have been reclassified as revenues. For fiscal 2002, the Company recorded $859,000 and $1.1 million of reimbursed application and professional services expenses, respectively, as revenues.

Advertising costs

Advertising costs are expensed as incurred and totaled $2,872,000, $472,000 and $153,000 for the years ended December 31, 2000, 2001 and 2002 respectively.

Comprehensive loss

Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources. During 2001 and 2002, the Company’s comprehensive loss included net loss and unrealized gain (loss) on

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

investments. The tax effect of the unrealized gain (loss) was insignificant. The Company’s comprehensive loss in 2001 and 2002 was $63.5 million and $35.1 million, respectively. For fiscal year 2000, the Company’s comprehensive loss was equal to its net loss.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share as their effect would have been antidilutive for the periods indicated (in thousands):

	Year ended December 31,
	2000		2001		2002
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Preferred stock warrants	$2.15	1,054	$2.52	900	$1.70	746
Common stock subject to repurchase	$4.24	62	$2.85	4,184	$2.05	2,103
Common stock options and warrants	$0.61	15,506	$0.01	12,236	$0.01	16,127

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current year presentation.

Recent accounting pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this standard did not have a significant effect on the Company’s financial position or operating results.

In April 2002, the FASB issued SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The provisions of this standard are not expected to have a significant effect on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective in 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company’s financial statements, The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

Note 2—Business Combination

On September 20, 2002, the Company completed the purchase of the assets and the assumption of certain liabilities of the enterprise application service provider (ASP) business of QCS, a subsidiary of Qwest Communications International Inc. The Company paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million. The Company also received $1 million in termination fees from a QCS customer that was acquired which the Company netted against the $15 million purchase price as this termination was negotiated prior to the closing of the transaction. Per the asset purchase agreement, $1.5 million of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by QCS of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. All or a portion of the $1.5 million in escrow will be paid to the Company if specified revenue levels are not met related to the customer contracts acquired from QCS.

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

The following table summarizes the Company’s allocation of the total purchase price of $16.3 million to the assets acquired and liabilities assumed from QCS at the date of acquisition. As the total purchase price exceeded the estimated fair values of the assets acquired and liabilities assumed, no goodwill was recorded as a result of this transaction. The following is the allocation of the QCS purchase price (in thousands):

Accounts receivable	$5,900
Prepaid expenses and other current assets	3,100
Property and equipment	6,000
Other assets	2,700
Accounts payable and accrued liabilities	(500)
Deferred revenue	(900)

Total	$16,300

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company recorded an intangible asset for acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Accumulated amortization at December 31, 2002 was $497,000.

The Company’s statement of operations includes the operations of QCS from September 20, 2002 to December 31, 2002. The unaudited pro forma financial information in the following table illustrates the combined results of the Company’s operations and the operations of QCS for the years ended December 31, 2001 and 2002. The unaudited pro forma financial information is based upon a number of assumptions and estimates, and is presented for informational purposes. The unaudited financial information is not necessarily indicative of the results of operations which would have occurred if the Company had constituted a single entity as of January 1, 2001 nor is it necessarily indicative of the future results of the operations of the combined entity.

Unaudited Pro Forma Combined Condensed Statement of Operations

	Year Ended December 31,
	2001	2002
	(Unaudited)
	(in thousands except per share amounts)
Total revenues	$102,060	$91,084
Total operating expenses	228,422	150,551

Loss from operations	(126,362)	(59,467)
Impairment loss	(8,535)	(30,816)
Loss on disposal of assets	(280)	—
Interest and other income	5,173	(1,530)
Interest and other expense	(2,567)	(1,006)

Net loss	$(132,571)	$(89,759)

Basic and diluted net loss per share	$(2.64)	$(1.69)
Shares used in computation—basic and diluted	50,296	53,103

The pro forma financial information includes the recording of an identifiable intangible asset of approximately $2.7 million for acquired customer contracts. This asset will be amortized over an estimated useful life of 18 months. The pro forma financial information includes adjustments to reflect the amortization expense of the identifiable intangible assets as if QCS had been acquired on the first day of the earliest period presented. As the total purchase price exceeded the estimated fair values of the assets acquired and liabilities assumed, no goodwill was recorded as a result of this transaction.

The pro forma financial information reflects a reduction to interest income related to the $16.3 million in cash paid to acquire QCS. The interest rate earned on the Company’s cash and cash equivalents is assumed to be 3%.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3—Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	December 31, 2001	December 31, 2002
Computer equipment	$25,256	$29,745
Computer software	11,936	14,265
Furniture and fixtures	2,104	2,117
Leasehold improvements	2,441	2,702

Total	41,737	48,829
Accumulated depreciation and amortization	(21,119)	(32,543)

Property and equipment, net	$20,618	$16,286

Property and equipment includes assets under capital leases of $16,894,000 at December 31, 2001, and $17,302,000 at December 31, 2002. Accumulated depreciation of assets under capital leases totaled $7,627,000 at December 31, 2001 and $13,284,000 at December 31, 2002.

Note 4—Accounts Receivable and Accrued Liabilities

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At December 31, 2001 and 2002, the Company had outstanding invoices of $2,451,000 and $3,844,000 related to customers for which the Company deemed as credit risks. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable balances. Included in accounts receivable at December 31, 2001 and 2002 was $999,000, and $1,443,000, respectively, of unbilled receivables under various professional services contracts.

Accrued liabilities consist of the following (in thousands):

	December 31, 2001	December 31, 2002
Accrued license fees	$1,895	$2,024
Accrued compensation and related benefits	3,468	2,264
Assumed liability in connection with DSCI acquisition	400	—
Contributions to employee stock purchase plan	559	436
Other	3,373	2,999

Total	$9,695	$7,723

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5—Restructuring Charge

The following table sets forth the Company’s accruals in fiscal 2001 for the restructuring expense and charges taken against the accrual in fiscal 2001 and the remaining restructuring accrual balance at December 31, 2001 (in thousands):

	Balance December 31, 2000	Additions	Cash Paid	Balance December 31, 2001
Office lease obligations	$—	$435	$435	$—
Employee severance	—	1,248	1,142	106
Asset abandonments	—	2,154	1,674	480

	$—	$3,837	$3,251	$586

The net asset abandonment liability at December 31, 2001 related to assets under equipment leases. The employee severance liability at December 31, 2001 was paid in the first quarter of fiscal 2002.

The following table sets forth the charges added and taken against the restructuring accrual during fiscal 2002 and the remaining restructuring accrual balance at December 31, 2002 (in thousands):

	Balance December 31, 2001	Additions	Cash Paid	Balance December 31, 2002
Office lease obligations	$—	$3,796	$441	$3,355
Employee severance	106	712	378	440
Asset abandonments	480	109	155	434

	$586	$4,617	$977	$4,229

During fiscal 2002, the Company reviewed its facilities requirements and vacated a portion of its headquarters in San Carlos, California. Related to this action, the Company recorded a charge of $3.8 million to record the estimated loss, net of future estimated sublease income of $1,269,000, associated with a portion of the remaining lease stream of the unoccupied space. The amount will be paid over the remaining term of the lease which expires in 2010.

Approximately $430,000 of the employee severance liability at December 31, 2002 is estimated to be paid in the first quarter of fiscal 2003. The asset abandonments liability at December 31, 2002 relates to assets under equipment leases and financing agreements and will be paid as part of the buyouts at the end of the leases in 2003 through 2004.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6—Income Taxes

The income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Federal tax at statutory rate	$(33,939)	$(21,718)	$(11,968)
Excess of amount provided over amount required	—	—	(400)
State taxes	15	15	11
Amortization of intangibles	760	192	—
Net operating loss not benefited	27,799	19,731	11,178
Nondeductible expenses	134	81	41
Nondeductible stock compensation	5,231	1,699	738

Total income tax expense	$—	$—	$(400)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	December 31, 2001	December 31, 2002
Deferred tax assets:
Accruals and reserves	$750	$1,658
State income taxes	5	7
Plant and equipment	—	608
Net operating loss and credit carryforwards	70,048	77,082

Gross deferred tax assets	70,803	79,355
Valuation allowance	(68,071)	(79,355)

Total deferred tax assets	2,732	—
Deferred tax liability:
Property and equipment	(2,732)	—

Net deferred tax assets	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realized, therefore, management has established a valuation allowance for that portion of deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2000, 2001 and 2002 was an increase of $32,483,000, $21,897,000 and $11,284,000 respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $204,063,000 and $135,038,000 respectively, available to reduce future income subject to income taxes. The difference between the federal and state net operating loss carryforward is due to the state limitation rule for net operating loss. The federal net operating loss carryforwards expire beginning in 2018 through 2022. State net operating loss carryforwards expire beginning in 2009.

Included in gross deferred tax assets above is approximately $1,028,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders’ equity.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Note 7—Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. Rent expense for the Company was $5,476,000, $5,540,000 and $4,462,000 for the years ended December 31, 2000, 2001 and 2002 respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease periods. Included in other liabilities at December 31, 2001 and 2002 is $917,000, and $1,154,000 respectively of rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2003	$4,704	$4,718
2004	363	4,307
2005	43	4,424
2006	—	4,420
2007	—	4,027
2008 and thereafter	—	9,780

Total minimum lease payments	5,110	$31,676

Less amount representing interest	(251)

Present value of minimum lease payments	4,859
Less current portion	(4,460)

Capital lease obligations, less current portion	$399

Equipment financing notes payable

The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 6% to 9% per annum and payable in equal monthly installments of principal and interest. At December 31, 2002, $272,000 is outstanding under these notes and is classified as a current liability in the accompanying balance sheet.

Lease guarantees

In December 1999, the Company entered into a guarantee with a lender for a maximum $7 million letter of credit as security on a facility lease. The guarantee was collateralized by certain assets of the Company. In connection with the guarantee, the Company granted the lender a right to purchase shares of series C preferred

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In connection with a facility lease, the Company is required to provide a $717,000 letter of credit as security for the lease as of December 31, 2002. A $717,000 cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

Loss contracts provision

The Company implements some of its professional services on a fixed fee basis. The Company’s process for tracking its progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately. At December 31, 2002, the Company has an $821,000 provision for identified losses on contracts in progress. The corresponding provision at December 31, 2001 was $503,000.

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

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial statements.

Note 8—Preferred Stock

Since inception the Company issued 35,415,000 shares of convertible preferred and mandatorily redeemable preferred stock. In July 2000, upon completion of the company’s initial public offering of its common stock, all outstanding shares of the company’s preferred stock were converted to shares of common stock. As of December 31, 2002, no shares of preferred stock are issued or outstanding.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April 2000, the Company issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate net proceeds of approximately $54.5 million. The senior series E mandatorily redeemable preferred stock converted to common stock upon the Company’s initial public offering at 73% of the price per share. The Company recorded a $20.2 million charge for the beneficial conversion feature inherent in this transaction which increased the net loss to derive net loss attributable to common stockholders.

The Company currently has authorized for issuance 10 million shares of preferred stock.

Warrants for preferred stock

In December 1998 and in connection with (i) the master lease agreement to purchase equipment, (ii) a $350,000 guarantee for security on a facility lease which expired November 2001, and (iii) a loan and security agreement for $4,000,000, the Company granted warrants to purchase 186,190 shares, 25,500 shares, and 469,523 shares, respectively, of series A preferred stock at the average of the price of the series A and series B preferred stock. Series A preferred stock price was $0.47 and was known at December 31, 1998. The series B preferred stock was issued at $2.00 per share in April 1999 and the price was not known at December 31, 1998. The estimated value of the warrant of $539,000 was recorded in the year ended December 31, 1998. Upon issuance of series B preferred stock, the actual fair value was determined and the amount was adjusted to a total adjusted fair value of $1,016,000. As of December 31, 2002, the warrants were outstanding and exercisable and will expire three years from the closing of the Company’s initial public offering of common stock (July 2003). The following assumptions were used in the Black-Scholes fair value calculation: no dividends; contractual life of seven years; risk-free interest rate of 6.0%; and expected volatility of 60%. The fair value of the warrants is amortized over a period of 42 months to interest expense. Upon the repayment of the $4,000,000 loan and security agreement in January 2001, the unamortized fair value of the warrant was charged to interest expense.

In December 1999, the Company granted a lender a warrant to purchase 64,615 shares of series C preferred stock at $6.50 per share. The warrant is exercisable through July 20, 2003. The number of shares into which the warrant was convertible was contingent on the date of the Company’s initial public offering. Accordingly, the warrants were valued in July 2000 using the Black Scholes option pricing model using $14.00 as a fair value of the underlying preferred stock and the following weighted average assumption: no dividends; contractual life of 3 years; risk free interest rate of 7%; and expected volatility of 90%. The fair value of the warrant of $682,000 is being amortized over forty two months to interest expense.

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

In July 2000, the Company completed an initial public offering of 10 million shares of common stock (Note 10). As of December 31, 2001, an aggregate of 55,065,460 shares were issued and outstanding, including an aggregate of 4,183,857 shares subject to repurchase at a weighted average price of $0.01 per share. As of December 31, 2002, an aggregate of 56,516,435 shares were issued and outstanding including an aggregate of 2,102,604 shares subject to repurchase at a weighted average price of $.0.01 per share.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common stock reserved

The Company has reserved shares of common stock for future issuance as follows:

	December 31, 2001	December 31, 2002
Exercise of outstanding options and warrants	12,186,366	16,127,139
Exercise of preferred stock warrants	899,674	745,828
Shares available for issuance under employee stock purchase plan	1,522,604	1,752,897
Additional shares available for grant under the 1998 and nonstatutory stock option plans	5,651,210	4,759,732

Total	20,259,854	23,385,596

Note 10—Alliance with Cap Gemini Ernst & Young

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchaseable under certain circumstances, the fair value of these shares subject to repurchase will be remeasured each reporting period until May 2003, when the repurchase rights lapse. Amortization expense of $544,000, $164,000 and $11,000 was recorded in sales and marketing expense for 2000, 2001 and 2002, respectively related to these shares.

Note 11—Stock Plans

Stock Option Plan

Under the Company’s 1998 Stock Plan (the “Plan”), the Company was authorized as of December 31, 2001 and December 31, 2002 to issue up to 21,457,293 and 24,761,220 shares of common stock, respectively, to directors, employees, and consultants. The Plan provides for the issuance of stock purchase rights, incentive stock options and non-statutory stock options. Effective in fiscal year 2000, the Plan provides for automatic annual increases in the number of shares reserved for issuance under the Plan in an amount each year equal to the lesser of 1) 6% of the outstanding amount on such date, 2) 6,000,000 shares or 3) such lesser amount as may be determined by the board of directors.

Stock purchase rights that have been issued under the Plan are subject to a restricted stock purchase agreement, whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s repurchase right lapses at a rate determined by the Plan administrator, but at a minimum rate of 20% per year. As of December 31, 2001 and December 31, 2002, 4,183,855 and 2,102,604 shares, respectively, are subject to repurchase at a weighted average price of $0.01 and $0.01 per share, respectively.

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

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

incentive stock options are granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest over a four-year period.

Nonstatutory Stock Option Plan

In May 2001, the board of directors approved to reserve 3,000,000 shares for issuance under the 2001 Nonstatutory Stock Option Plan (the “NSP Plan”) which provides for the issuance of common stock to directors, employees, and consultants. Under the NSP Plan, the exercise price and vesting period for the nonstatutory options will be determined by the Board on the date of grant. Options granted under the NSP Plan will expire ten years from the date of grant. Options issued under this plan during the year ended December 31, 2001 were 2,718,267 with an average exercise price of $0.01 per share. No options were issued under this plan in fiscal 2002. The options generally vest over two to four years. In the event an employee terminates prior to vesting, the Company has the right to repurchase the unvested shares.

A summary of the status of the Company’s options under the Plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balance, December 31, 1999	618,467	8,754,951	$0.70
Shares reserved for grant	8,600,000	—	$—
Granted	(9,220,171)	9,220,171	$5.90
Exercised	—	(1,503,968)	$0.80
Cancelled	3,348,839	(3,348,839)	$2.68
Repurchases	58,332	—

Balance, December 31, 2000	3,405,467	13,122,315	$3.83
Shares reserved for grant	5,957,293	—	$—
Granted	(9,154,755)	9,154,755	$0.73
Exercised	—	(4,747,499)	$0.05
Cancelled	5,344,872	(5,344,872)	$4.14
Repurchases	100,000	—

Balance, December 31, 2001	5,652,877	12,184,699	$2.84
Shares reserved for grant	3,303,927	—	$—
Granted	(6,502,530)	6,502,530	$0.91
Exercised	—	(304,632)	$0.34
Cancelled	2,305,458	(2,305,458)	$3.33

Balance, December 31, 2002	4,759,732	16,077,139	$2.04

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise in Price	Number of Shares	Weighted Average Exercise Price
$0.05–$ 0.35	188,153	6.27	$0.13	169,110	$0.12
$0.40–$ 0.90	6,134,459	9.16	$0.51	1,968,763	$0.40
$1.10–$ 1.34	3,942,997	8.80	$1.26	1,463,714	$1.16
$1.50–$ 2.50	2,069,899	7.68	$1.95	1,279,652	$1.84
$3.50–$ 3.78	752,873	7.74	$3.60	468,921	$3.57
$4.00–$ 4.75	2,261,435	7.84	$4.73	660,582	$4.71
$6.50–$14.25	727,323	7.45	$9.89	482,193	$9.85

	16,077,139	8.22	$2.04	6,492,935	$2.22

As of December 31, 2000, 1,666,661 shares were exercisable at a weighted-average exercise price of $1.18 per share. As of December 31, 2001, 2,954,739 shares were exercisable at a weighted-average exercise price of $2.38 per share.

Stock-based compensation

In connection with stock options granted to employees to purchase common stock, net of forfeitures, the Company recorded a deferred charge for stock-based compensation of $13,910,000 for the year ended December 31, 2000, $5,332,000 for the year ended December 31, 2001 and ($2,255,000) for the year ended December 31, 2002. Such amounts represent unamortized deferred stock compensation for unvested options that are forfeited upon severance. The deferred charges for employee options are being amortized to expenses using the graded vesting approach prescribed by FASB Interpretation No. 28, through fiscal year 2004. Amortization of deferred stock-based compensation expense, net of stock options forfeited, was $15,657,000, $5,099,000 and $2,347,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

In connection with stock options granted to non-employees to purchase common stock, the Company recorded compensation expense of $348,000, $1,600 and none in the years ended December 31, 2000, 2001 and 2002, respectively. Such amounts represent, for non-employee options, the deemed fair value of the option at the date of vesting.

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each February 1st and August 1st. Participation in the offering is limited to the lesser of 10% of an employee’s compensation or $25,000 per year, may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 3,608,841 shares of common stock have been reserved for issuance under this plan of which 1,752,897 shares were available for issuance as of December 31, 2002. Shares issued under this plan were 709,601 in 2001 and

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1,146,343 in 2002. In addition, the ESPP provides for automatic annual increases in the number of shares reserved for issuance under the ESPP, in an amount each year equal to the lesser of (1) 2.5% of the outstanding shares on such date, (2) 2,500,000 shares or (3) such lesser amount as may be determined by the board of directors.

Note 12—Employee Benefit Plan

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

Note 13—Significant Customer Information and Segment Reporting Information

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

Disaggregated information is as follows (in thousands):

	Application Management Services	Professional Services	Unallocated	Total
For the Year Ended December 31, 2000
Revenues	$15,326	$29,620	$—	$44,946
Depreciation and amortization	$3,271	$239	$5,251	$8,761
Segment profit (loss)	$(17,238)	$2,525	$(85,110)	$(99,823)
For the Year Ended December 31, 2001
Revenues	$36,731	$14,840	$—	$51,571
Depreciation and amortization	$9,536	$238	$5,145	$14,919
Segment loss	$(3,841)	$(1,656)	$(58,378)	$(63,875)
For the Year Ended December 31, 2002
Revenues	$43,559	$12,585	$—	$56,144
Depreciation and amortization	$9,211	$52	$2,249	$11,512
Segment profit (loss)	$506	$(1,209)	$(34,098)	$(34,801)

The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense. In addition, the Company has no foreign operations.

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant customer information is as follows:

	Percent of Total Revenue			Percent of Total Accounts Receivable
	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002	December 31, 2000	December 31, 2001	December 31, 2002
Customer A	12%	—	—	19%	—	—
Customer B	—	—	—	12%	—	—
Customer C	—	—	—	—	20%	—
Customer D	—	—	—	—	12%	11%
Customer E	—	—	11%	—	—	—

For the year ended December 31, 2001, no one customer accounted for more than 10% of the Company’s total revenue.

Note 14—Related Party Transactions

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

In addition, 3,492,000 shares of the Company’s series A preferred stock, valued at $1,643,000, was issued to the same stockholder of the Company as a result of the acquisition of DSCI. Such shares were issued under a restricted stock agreement, whereby the Company has the right to repurchase any unvested shares at a price per share of $0.01. The vesting terms are as follows: 1,746,000 shares vest immediately, 582,000 shares vest within one year, and the remaining 1,164,000 shares vest monthly over 36 months. In February 2000, the Company released 422,400 shares of its series A preferred stock held by the stockholder from its rights of repurchase which resulted in additional expense of $93,000 for the year ended December 31, 2000.

In January 1999, the Company entered into an outsourcer alliance agreement with PeopleSoft for a software license to offer PeopleSoft software to customers of the Company and for other rights and, in March 1999, the Company entered into a software license and services agreement with PeopleSoft for a license to use PeopleSoft software internally. Two directors of the Company are also directors of PeopleSoft. Pursuant to the agreements, the Company paid a total of approximately $1.7 million, $1.7 million and $614,000 to PeopleSoft in 2000, 2001 and 2002, respectively, and the Company had an accrued liability to PeopleSoft pursuant to these agreements of approximately $1.8 million as of December 31, 1999. In September 2000, the Company entered into an agreement with PeopleSoft reducing the amount owed at December 31, 1999 under the outsourcer alliance agreement from $1.8 million to $332,000. This amount was paid in September 2000.

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

CORIO, INC.	FORM 10-K

CORIO, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

loan and accrued interest become due and payable. During the term of the loan, the Company also agreed to pay the officer up to $45,000 per year in mortgage assistance related to the officer’s primary residence. In the event the officer terminates his employment with the Company within two years, the mortgage subsidy payments are to be repaid in full to the Company.

In the ordinary course of business, the Company has recorded revenue in the year ended December 31, 2000 of $2 million arising from transactions with six companies with which it has common directors. At December 31, 2000 accounts receivable included approximately $602,000 arising from such transactions. In the year ended December 31, 2001, the Company recorded revenue of $4.4 million arising from transactions with five companies with which it has directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions. In the year ended December 31, 2002, the Company recorded revenue of $2.3 million arising from transactions with four companies with which it has directors in common. At December 31, 2002, accounts receivable included $659,000 arising from such transactions.

Note 15—Selected Quarterly Financial Data (unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002 Quarter Ended:
Net revenues	$13,092	$11,903	$13,381	$17,768
Net loss	$(8,010)	$(7,730)	$(10,228)	$(8,833	) (1)
Basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.19)	$(0.16)
Quarterly stock prices:
High	$1.62	$1.78	$1.10	$0.97
Low	$1.05	$1.04	$0.49	$0.52
2001 Quarter Ended:
Net revenues	$13,986	$11,883	$12,679	$13,024
Net loss	$(19,543)	$(18,121)	$(12,385)	$(13,826)
Basic and diluted net loss per share	$(0.39)	$(0.36)	$(0.25)	$(0.27)
Quarterly stock prices:
High	$4.44	$2.01	$1.37	$1.49
Low	$1.75	$1.05	$0.41	$0.42

(1)	During the fourth quarter of 2002, an adjustment was made to the Company’s accrual for paid time off for employee vacation resulting in a decrease in operating expenses of $570,000.

CORIO, INC.	FORM 10-K

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning Of Period	Additions Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2000	$233	$1,706	$(1,028)	$911
Year Ended December 31, 2001	911	—	(535)	376
Year Ended December 31, 2002	376	100	(73)	403

(1)	Accounts written off

CORIO, INC.	FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereonto duly authorized.

CORIO INC.

Date:	March 28, 2003	By:	/s/ GEORGE KADIFA
George Kadifa Chairman of the Board, President and Chief Executive Officer

		By:	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial officer

CORIO, INC.	FORM 10-K

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kadifa and Brett White, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KADIFA George Kadifa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ BRETT WHITE Brett White	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2003

/s/ GARY WONG Gary Wong	Controller (Principal Accounting Officer)	March 28, 2003

/s/ TED E. SCHLEIN Ted E. Schlein	Director	March 28, 2003

/s/ SHARON D. GARRETT Sharon D. Garrett	Director	March 28, 2003

/s/ GEORGE J. STILL, JR. George J. Still, Jr.	Director	March 28, 2003

/s/ ERNEST M. VON SIMSON Ernest M. von Simson	Director	March 28, 2003

/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.	Director	March 28, 2003

/s/ ANEEL BHUSRI Aneel Bhusri	Director	March 28, 2003

CORIO, INC.	FORM 10-K

CERTIFICATIONS

I, George Kadifa, certify that:

1.	I have reviewed this annual report on Form 10-K of Corio, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

CORIO, INC.	FORM 10-K

CERTIFICATIONS

I, Brett White, certify that:

1.	I have reviewed this annual report on Form 10-K of Corio, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer