Form 10-Q
period 2003-03-31
CORIO INC
filed 2003-05-15
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________.

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

As of April 30, 2003, there were 57,269,974 shares of the Registrant’s common stock outstanding.

CORIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CORIO, INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	MARCH 31, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$17,146	$26,908
Short-term investments	24,298	17,031
Accounts receivable, net of allowance of $274 and $403 at March 31, 2003 and December 31, 2002, respectively	4,086	6,109
Prepaid expenses and other current assets	3,276	3,421

Total current assets	48,806	53,469
Restricted cash	7,717	7,717
Property and equipment, net	13,988	16,286
Other assets	2,373	2,820

Total assets	$72,884	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,588	$10,004
Accrued liabilities	6,506	7,723
Accrued restructuring	1,091	1,757
Deferred revenue	2,865	2,636
Current portion of notes payable	144	272
Current portion of capital lease obligations	2,842	4,460

Total current liabilities	22,036	26,852
Capital lease obligations less current portion	196	399
Accrued restructuring	4,577	2,472
Other liabilities	1,206	1,154

Total liabilities	28,015	30,877

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 57,221,552 and 56,516,435 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	57	56
Additional paid-in capital	296,923	296,820
Accumulated other comprehensive income	77	98
Deferred stock-based compensation	(333)	(859)
Accumulated deficit	(251,855)	(246,700)

Total stockholders’ equity	44,869	49,415

Total liabilities and stockholders’ equity	$72,884	$80,292

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
REVENUES:
Application management services	$16,629	$10,025
Professional services and other	2,374	3,066

Total revenues	19,003	13,091
COSTS AND EXPENSES:
Application management services *	13,214	9,040
Professional services and other *	2,013	3,722
Research and development *	1,350	2,041
Sales and marketing *	2,205	3,394
General and administrative *	2,390	3,033
Restructuring charges	2,334	—
Amortization of stock based compensation	272	141
Amortization of intangible assets	453	—

Total operating expenses	24,231	21,371

Loss from operations	(5,228)	(8,280)
Interest and other income	200	556
Interest and other expense	(127)	(286)

Net loss	$(5,155)	$(8,010)

Basic and diluted net loss per share	$(0.09)	$(0.16)

Shares used in computation—basic and diluted	54,955	51,367

* Amortization of stock-based compensation not included in expense line item
Application management services	$36	$93
Professional services and other	—	—
Research and development	(14)	30
Sales and marketing	98	357
General and administrative	152	(339)

Total amortization of stock-based compensation	$272	$141

See accompanying notes to condensed financial statements.

CORIO, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,155)	$(8,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,210	2,839
Amortization of intangibles	453	—
Amortization of deferred stock-based compensation	272	141
Compensation for grants of stock, options and warrants in exchange for services	89	242
Changes in assets and liabilities:
Accounts receivable	1,988	173
Prepaid expenses and other current assets	145	115
Accounts payable	(784)	(541)
Accrued liabilities	(1,883)	64
Deferred revenue	229	(322)
Other liabilities	2,157	73

Net cash provided by (used in) operating activities	721	(5,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(15,020)	(5,409)
Sales of short-term investments	7,732	6,204
Purchase of property and equipment	(1,011)	(495)
Other assets	2	170
Additional cash paid for acquisition	(516)	—

Net cash (used in) provided by investing activities	(8,813)	470

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options	279	499
Payments on debt obligations	(128)	(119)
Payments on capital lease obligations	(1,821)	(1,780)

Net cash used in financing activities	(1,670)	(1,400)

Net decrease in cash and cash equivalents	(9,762)	(6,156)
Cash and cash equivalents, beginning of period	26,908	36,317

Cash and cash equivalents, end of period	$17,146	$30,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$120	$270

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$—	$24

Deferred stock-based compensation / forfeitures, net	$254	$2,055

Unrealized loss on investments	$(21)	$(223)

See accompanying notes to condensed financial statements.

CORIO, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Corio, Inc. (“Corio” or the “Company”) and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed financial statements and notes included herein should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands except weighted average exercise price):

	MARCH 31, 2003		MARCH 31, 2002
	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES
Preferred stock warrants	$1.70	746	$2.52	900
Common stock subject to repurchase	$0.01	1,925	$0.01	4,226
Common stock options and warrants	$1.82	18,811	$2.50	13,960

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25 (“FIN No. 44”) and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the underlying option. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company uses the Black-Scholes option pricing model to value options granted to non-employees. The related expense is recorded over the period in which the related services are received.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31
	2003	2002
Net loss as reported	$(5,155)	$(8,010)
Add stock-based employee compensation expense included in reported net loss, net of tax	272	141
Deduct total stock-based employee compensation determined under the fair-value-based method for all awards, net of tax	(1,926)	(2,454)

Pro forma net loss	$(6,809)	$(10,323)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.16)
Pro forma	$(0.12)	$(0.20)

The Company calculated the fair value of each option granted under the Company’s stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions: no dividends; expected option term of four years; risk free interest rates of 2.38% for the three months ended March 31, 2003 and 4.00% for the three months ended March 31, 2002; and expected volatility of 105% for the three months ended March 31, 2003 and 2002.

Weighted-average fair values per share of options granted under the Company’s stock option plans during the three months ended March 31, 2003 and 2002 were:

Three months ended March 31, 2003	$0.56
Three months ended March 31, 2002	$0.97

The Company calculated the fair value of each option granted under the Company’s employee stock purchase plan on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividends; expected option term of 0.5 to 2 years; risk free interest rates of 1.71% for the three months ended March 31, 2003 and 3.45% for the three months ended March 31, 2002; and expected volatility of 105% for the three months ended March 31, 2003 and 2002.

Weighted-average fair values per share of options granted under the Company’s employee stock purchase plan during the three months ended March 31, 2003 and 2002 were:

Three months ended March 31, 2003	$0.54
Three months ended March 31, 2002	$0.31

RESTRICTED CASH

In connection with two facility leases, the Company is required to provide letters of credit as security for the leases. The letters of credit are available for a period of one year with automatic one year renewals. The letters of credit are collateralized by a $7.7 million cash deposit which is recorded as restricted cash on the accompanying condensed balance sheet.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to be consistent with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The adoption of SFAS No. 145 did not have a material impact on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The adoption of SFAS No. 146 did not have a material impact on the Company’s financial results.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s position or operating results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these condensed financial statements and accompanying footnotes.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation did not have a material effect on the Company’s financial statements.

NOTE 2—ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At March 31, 2003 and December 31, 2002, the Company had outstanding invoices of $3,402,000 and $3,844,000 related to customers which the Company deemed as credit risks. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable balances. Included in accounts receivable at March 31, 2003 and December 31, 2002 was $674,000 and $1,443,000, respectively, of unbilled receivables under various professional services contracts.

NOTE 3—WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding are repurchaseable under certain circumstances, the fair value of these shares subject to repurchase will be remeasured each period until May 2003, when the repurchase rights lapse. Amortization expense of $79,000 and $229,000 was recorded in sales and marketing expense for the three months ended March 31, 2003 and 2002, respectively related to these shares.

NOTE 4—STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $254,000 and $2.1 million for the three months ended March 31, 2003 and 2002, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that are forfeited upon severance. The deferred charges for employee options are being amortized to expenses using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense was $272,000 and $141,000 for the three months ended March 31, 2003 and 2002, respectively, net of stock options forfeited.

NOTE 5—SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company’s operations have been classified into two reportable segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to reportable segments.

Disaggregated information is as follows (in thousands):

	APPLICATION MANAGEMENT SERVICES	PROFESSIONAL SERVICES	UNALLOCATED	TOTAL
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Revenues	$16,629	$2,374	$—	$19,003
Depreciation	$2,687	$9	$514	$3,210
Segment profit (loss)	$2,962	$361	$(8,478)	$(5,155)

FOR THE THREE MONTHS ENDED MARCH 31, 2002
Revenues	$10,025	$3,066	$—	$13,091
Depreciation	$2,147	$15	$677	$2,839
Segment profit (loss)	$985	$(656)	$(8,339)	$(8,010)

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

For the three months ended March 31, 2003, no one single customer accounted for 10% or more of total revenues. For the three months ended March 31, 2002, one customer accounted for 10% of total revenues.

At March 31, 2003, two customers represented 25% of total accounts receivable. As of December 31, 2002, one customer accounted for 11% of total accounts receivable.

NOTE 6—RESTRUCTURING ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the three months ended March 31, 2003 and the remaining restructuring and impairment accrual balance at March 31, 2003 (in thousands):

	DECEMBER 31, 2002	ADDITIONS/ ADJUSTMENTS	CASH PAID	MARCH 31, 2003
Office lease obligations	$3,355	$2,473	$(220)	$5,608
Employee severance	440	—	(440)	—
Asset abandonments	434	(139)	(235)	60

	$4,229	$2,334	$(895)	$5,668

Effective May 5, 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. We adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve.

NOTE 7—INCOME TAXES

Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any tax provision or benefit for income taxes for the three months ended March 31, 2003 and 2002.

NOTE 8—SUBSEQUENT EVENTS

Effective May 5, 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is April 2010. Due to this agreement, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million (Note 6).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2002 Annual Financial Report to Stockholders.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed financial statements. The preparation of our condensed financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed financial statements and accompanying notes.

Estimates are used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, contingencies, restructuring costs and other special charges. Actual results could differ from these estimates. We review these accounting policies we use in reporting our financial results on a regular basis. In addition, our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Cash basis customers

•	Allowance for doubtful accounts

•	Loss contingencies

•	Valuation allowance

Cash Basis Customers

We recognize revenue from application management services as the services are provided to our customers provided that collection of the receivable is probable. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer probable, we revert to recognizing revenue as payment for services is received and we designate those customers as “cash basis customers.” Revenues recognized from cash basis customers were $6.3 million and $4.1 million for the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, we had outstanding invoices of $3.4 million and $3.8 million, respectively, related to services provided to cash basis customers. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. Our revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as the change in composition of these customers.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration in a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. An unallocated reserve is established for all amounts which have not been specifically identified, based on applying a graduated percentage to each invoice’s relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At March 31, 2003 and December 31, 2002, our allowance for doubtful accounts was $274,000 and $403,000, respectively. The decrease was due to a corresponding decrease in accounts receivable.

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

For our restructuring liability, we estimate the amounts for employee severances, impaired assets and vacated office space. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For our office lease restructuring liability, our estimate is based on our assessment of our predicted sublease income over the remaining lease term. We adjusted our office lease restructuring liability in the first quarter of 2003 due to the sublease agreement which was effective May 5, 2003.

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

Selected Financial Data

The following table sets forth, for the periods presented, certain data from our statements of operations as percentages of total revenues.

	THREE MONTHS ENDED MARCH 31, 2003		THREE MONTHS ENDED MARCH 31, 2002		THREE MONTHS ENDED MARCH 31, 2003 VERSUS MARCH 31, 2002
	AMOUNT	PERCENTAGE OF TOTAL REVENUES	AMOUNT	PERCENTAGE OF TOTAL REVENUES	DOLLAR CHANGE	PERCENTAGE CHANGE
REVENUES:
Application management services	$16,629	88%	$10,025	77%	$6,604	66%
Professional services and other	2,374	12%	3,066	23%	(692)	-23%

Total revenues	19,003	100%	13,091	100%	5,912	45%

COSTS AND EXPENSES:
Application management services	13,214	70%	9,040	69%	4,174	46%
Professional services and other	2,013	11%	3,722	28%	(1,709)	-46%
Research and development	1,350	7%	2,041	16%	(691)	-34%
Sales and marketing	2,205	12%	3,394	26%	(1,189)	-35%
General and administrative	2,390	13%	3,033	23%	(643)	-21%
Restructuring charges	2,334	12%	—	0%	2,334	100%
Amortization of stock based compensation	272	1%	141	1%	131	93%
Amortization of intangible assets	453	2%	—	0%	453	100%

Total operating expenses	24,231	128%	21,371	163%	2,860	13%

Loss from operations	(5,228)	-28%	(8,280)	-63%	3,052	-37%
Interest and other income	200	1%	556	4%	(356)	-64%
Interest and other expense	(127)	-1%	(286)	-2%	159	-56%

Net loss	$(5,155)	-27%	$(8,010)	-61%	$2,855	-36%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 and 2002

REVENUES

Total revenues increased to $19.0 million for the three months ended March 31, 2003 from $13.1 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, no one single customer accounted for 10% or more of total revenues. For the three months ended March 31, 2002, one customer accounted for 10% of total revenues.

In the ordinary course of business, for the three months ended March 31, 2003, we recorded no revenue from transactions with companies with which we have directors in common. In addition, at March 31, 2003, we had no accounts receivables arising from such transactions. For the three months ended March 31, 2002, we recorded revenue of $1.3 million arising from transactions with four companies with which we had directors in common. At March 31, 2002, accounts receivable included $405,000 arising from such transactions.

APPLICATION MANAGEMENT SERVICES REVENUES.    Revenues from our application management services were $16.6 million for the three months ended March 31, 2003, including $514,000 in non-recurring revenues from customer contract terminations. Included in the March 31, 2003 revenues of $16.6 million is $5.9 million recognized as a result of payments from cash basis customers. For the three months ended March 31, 2002, our revenues of $10.0 million included approximately $1.1 million in non-recurring revenues from customer contract terminations. Included in the March 31, 2002 revenues of $10.0 million was $3.9 million recognized as a result of payments from cash basis customers. The increase in application management services revenues was primarily due to the additional customer revenue acquired as a result of our September 2002 acquisition of Qwest Cyber.Solutions (QCS). Moreover, one of our customers represented 11% of total revenues in fiscal 2002 and its contract expires in May 2003. We do not expect this customer to renew its contract and so we expect to lose the revenue from this customer starting in June 2003. At March 31, 2003, the Company had a balance of $2.5 million for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES.    Our professional services and other revenues were $2.4 million and $3.1 million dollars for the three months ended March 31, 2003 and March 31, 2002, respectively. For the three months ended March 31, 2003 and 2002, we recognized $390,000 and $193,000, respectively, as a result of payments from cash basis customers. The decrease in professional services revenues was primarily due to the decreased number of new customer implementations. At March 31, 2003 and December 31, 2002, we had balances of $397,000 and 647,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work.

COSTS AND EXPENSES

APPLICATION MANAGEMENT SERVICES EXPENSES.    Application management services expenses, excluding non-cash stock based compensation of $36,000 and $93,000 for the three months ended March 31, 2003 and 2002, respectively, were $13.2 million for the three months ended March 31, 2003 and $9.0 million for the three months ended March 31, 2002. The $4.2 million increase in application management services expenses was mainly attributable to the additional costs associated with integrating and administering the customers acquired from QCS in September 2002. The increase in expenses consisted of a $1.8 million increase in data center fees, a $1.0 million increase in payroll expenses, a $362,000 increase in outside contractor expenses, a $540,000 increase in depreciation expense, a $304,000 increase in software maintenance expense and a $245,000 increase in equipment repairs and maintenance expense.

PROFESSIONAL SERVICES AND OTHER EXPENSES.    Professional services and other expenses were $2.0 million for the three months ended March 31, 2003 and $3.7 million for three months ended March 31, 2002. There were no professional services stock based compensation charges for the three months ended March 31, 2003 or 2002. The decrease in expenses was attributable to the reduction in the number of contracts in process which resulted in a reduction of $916,000 in personnel costs due to lower headcount and a $330,000 decrease in outside contractor expenses. The remaining difference was primarily attributable to an expense recorded in the quarter ended March 31, 2002 to increase our provision for contract losses related to our professional services fixed-fee implementations. No adjustment to our provision for contract losses was recorded in the quarter ended March 31, 2003.

RESEARCH AND DEVELOPMENT.    Research and development expenses, excluding non-cash stock based compensation (credits) charges of ($14,000) and $30,000 for the three months ended March 31, 2003 and 2002, respectively, were $1.4 million for the three months ended March 31, 2003 and $2.0 million for the three months ended March 31, 2002. Research and development expenses as a percentage of total revenues were 7% for the three months ended March 31, 2003 and 16% for the three months ended March 31, 2002. The $691,000 decrease was mainly attributable to a $497,000 reduction in personnel costs due to lower headcount and a $139,000 reduction in outside contractor expenses.

SALES AND MARKETING EXPENSES.    Sales and marketing expenses, excluding non-cash stock based compensation of $98,000 and $357,000 for the three months ended March 31, 2003 and 2002, respectively, were $2.2 million for the three months ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. Sales and marketing expenses as a percentage of total revenues were 12% for the three months ended March 31, 2003 and 26% for the three months ended March 31, 2002. The $1.2 million decrease in sales and marketing expenses reflects a $447,000 decrease in payroll related costs due to lower headcount and a $419,000 decrease in the amortization expense associated with a marketing alliance cost that was fully amortized in April 2002. In addition, sales and marketing expenses also include amortization of costs associated with repurchasable shares issued to Cap Gemini Ernst & Young of $79,000 and $229,000 for the three months ended March 31, 2003 and 2002, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses, excluding non-cash stock based compensation charges (credits) of $152,000 and ($339,000) for the three months ended March 31, 2003 and 2002, respectively, were $2.4 million for the three months ended March 31, 2003 and $3.0 million for the three months ended March 31, 2002. General and administrative expenses as a percentage of total revenues were 13% for the three months ended March 31, 2003 and 23% for the three months ended March 31, 2002. The $643,000 decrease was due to a $301,000 decrease in personnel costs mainly due to a lower headcount and a $188,000 decrease in rent expense mainly due to vacating a portion of our headquarters facility related to restructuring activities initiated in the third quarter of 2002.

RESTRUCTURING CHARGES.    Effective May 5, 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. We adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve.

AMORTIZATION OF STOCK-BASED COMPENSATION.    Amortization of deferred stock-based compensation was $272,000 for the three months ended March 31, 2003 and $141,000 for the three months ended March 31, 2002. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. The increase in amortization of stock based compensation amortization was due primarily to significant forfeitures during the three months ended March 31, 2002, partially offset by lower amortization during the three months ended March 31, 2003 due to the graded vesting approach.

AMORTIZATION OF OTHER INTANGIBLES.    Related to our Qwest Cyber.Solutions’ (QCS) acquisition, we recorded an intangible asset for our acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Amortization of the intangible asset was $453,000 for the three months ended March 31, 2003. No amortization expense related to the QCS acquired customer contracts was recognized for the three months ended March 31, 2002 as the acquisition occurred in September 2002.

INTEREST AND OTHER INCOME AND EXPENSE.    Net interest and other income and expense was $73,000 for the three months ended March 31, 2003 and $270,000 for the three months ended March 31, 2002. The decrease in net interest income was due primarily to lower average cash and investment balances as well as lower interest rates at March 31, 2003 and was offset, in part, by a decrease in interest expense due to lower average debt balances.

INCOME TAXES.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three months ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents, short-term investments and restricted cash of $49.2 million, a decrease of $2.5 million from December 31, 2002. The decrease was primarily the result of $1.7 million used in financing activities, $1.0 million for purchases of equipment and $516,000 for the payment of Qwest Cyber.Solutions acquisition-related expenses, and was offset, in part, by $721,000 provided by operating activities.

Net cash provided by operating activities was $721,000 for the three months ended March 31, 2003, compared to $5.2 million used in operating activities for the three months ended March 31, 2002. The net change was primarily due to a significant decrease in the net loss.

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2003 compared to $470,000 provided by investing activities for the three months ended March 31, 2002. For the three months ended March 31, 2003, investing activities consisted primarily of purchases of equipment of $1.0 million and $7.3 million of net purchases of short-term investments. For the three months ended March 31, 2002, investing activities consisted primarily of $795,000 of net sales of short-term investments and was offset, in part, by $495,000 of purchases of equipment.

Net cash used by financing activities was $1.7 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of loans and capital leases.

Except for equipment operating leases, we have no off balance sheet financing arrangements.

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. However, any major change in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures or the acquisition of an existing business, could further utilize the Company’s cash reserves. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur operating losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of March 31, 2003, we had an accumulated deficit of $252 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may hire additional people in certain areas of our company in order to support our business and promote and sell our services. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability on a consistent basis, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of customers. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, because we may continue to invest in our business faster than we anticipate growth in our revenues, we may continue to incur significant losses and negative cash flow for the foreseeable future and we may never be profitable.

The emerging high-growth and middle-market companies that currently comprise a significant portion of our revenue base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could continue to adversely affect demand for our services.

A significant portion of our current revenue consists of revenue from middle-market companies, e-commerce trading exchanges and other technology companies. These companies are more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue to meet their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could continue to diminish and delay demand for our services. Also, as we move up market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish. Moreover, one of our customers represented 11% of total revenues in fiscal 2002 and its contract expires in May 2003. We do not expect this customer to renew its contract and so we expect to lose the revenue from this customer starting in June 2003. The loss of this and any other significant customers may adversely affect our business.

Our limited history of offering ASP services to customers and the fact that we operate in a new industry for application services expose us to risks that affect our ability to execute our business model.

We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. Because our business model is relatively new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services is evolving. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we move up-market to larger, more established customers, the demand for our services is uncertain and the sales process takes longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

•	acquire and retain customers, particularly larger, more established companies required to create a stable revenue and customer base;

•	acquire new customers at a rate sufficient to create growth taking into account loss of customers;

•	reduce costs associated with the delivery of services to our customers;

•	expand and maintain our pipeline of sales prospects in order to promote greater predictability in our period-to-period sales levels;

•	acquire or license third-party software applications at a reasonable cost or at a structure beneficial to us;

•	complete successful implementations of our software applications in a manner that is repeatable and scalable;

•	integrate successfully software applications we manage with each other and with our customers’ existing systems;

•	continue to offer new services that complement our existing offerings;

•	increase awareness of our brand; and

•	maintain our current, and develop new, strategic relationships.

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

Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

•	the timing of obtaining, implementing and establishing connectivity with individual customers;

•	the loss of or change in our relationship with important customers and our ability or inability to collect termination fees from terminating customers;

•	any decrease in termination fees paid in a quarter versus other quarters;

•	the timing and magnitude of expanding our operations and of other capital expenditures;

•	the timing and amount of payments received from cash basis customers as well as the change in composition of these customers

•	costs, including license fees, relating to the software applications we use;

•	changes in our pricing policies or those of our competitors;

•	potential changes in the accounting standards associated with accounting for stock options, stock or warrant issuances and for revenue recognition; and

•	accounting charges associated with the warrants currently held by third parties, as well as potential accounting charges we may incur in the future relating to stock or warrant issuances to future parties.

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

In this regard, from time to time we negotiate with some of our major third-party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third-party software providers. For example, we are migrating customers, and currently plan to eventually migrate all customers, from a model whereby some rent enterprise application licenses from us to a model whereby they all purchase the licenses directly from independent software vendors. Such pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

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

Implementations and management of enterprise software applications can be very complex. We cannot assure you that we can convince customers that we have the requisite expertise required to implement, host or manage these applications. Our reputation will be harmed and sales of our services would decline significantly if we are not able to complete successfully repeated implementations of our enterprise software applications or if we are not able to successfully manage enterprise applications, including those applications with which we have limited or no implementation, hosting or management experience to date.

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

Our software vendors from time to time will upgrade their software applications, and at such time we will be required to implement these software upgrades for certain of our customers. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

We may incur substantial accounting charges as a result of repurchasable common stock held by Cap Gemini Ernst & Young which may result in significant operating losses.

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

We depend on third-parties, such as XO Communications, Qwest and (i) Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers to us. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

System failures caused by us or factors outside of our control could cause us to lose our customers and subject us to liability and increased expenses.

Our operations depend upon our ability and the ability of our third-party data center and network services providers to maintain and protect the computer systems on which we host our customers’ applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use three data centers to house our hardware and to provide network services, but each of our customers is serviced at a single site. While our data center and network providers maintain back-up systems and we have disaster recovery processes, a natural disaster or other disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures, terrorist attacks and similar events.

If we are unable to retain our executive officers and key personnel, or to integrate new members of our senior management that are critical to our business, we may not be able to successfully manage our business or achieve our objectives.

Our future success depends upon the continued service of our executive officers and other key personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term. Key personnel may voluntarily terminate due to various reasons such as the 10% salary decrease which we implemented in January 2003. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

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

In September 2002, we consummated the acquisition of the ASP assets of Qwest Cyber.Solutions LLC, or QCS, and we expect that further consolidation in our industry may occur. We may acquire or make investments in additional complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, customers, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, cause customer loss, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders. The integration of the ASP assets of QCS into our business is ongoing, and we may experience disruption and distraction related thereto and unexpected costs associated therewith.

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

Continued listing on The Nasdaq National Market requires that the minimum bid price of our common stock not fall below $1.00 for a period of time prescribed by Nasdaq rules. As of May 13, 2003, the closing bid price of our stock has been above $1.00 for 10 consecutive trading days and so we expect that we are fully compliant with Nasdaq’s minimum bid price requirements but this is subject to some discretion at Nasdaq. Our stockholders have approved a reverse stock split and, if necessary to come into compliance with Nasdaq’s requirements, we intend to effect the reverse stock split.

In the unlikely event we are unable to continue to list our common stock for trading on The Nasdaq National Market, this would materially adversely affect business, including, among other things:

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

Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. This is especially true given the current uncertain macroeconomic environment. Companies in the ASP industry, such as Pandesic and Red Gorilla and others, have ceased operations. Other companies in the ASP industry, such as USinternetworking, have filed for bankruptcy. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs in general (or smaller ASPs in particular) to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.

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

If we expand our business outside the United States we may be subject to unfavorable international conditions and regulations that could cause our international business to fail.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 44% of our common stock at March 31, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to March 31, 2003, the ending date of the reporting period, the approximate amount of net offering proceeds used were $20.7 million to repay outstanding debt, $68.8 million to fund operations and $14 million to purchase substantially all of the assets of Qwest Cyber.Solutions. The remaining net proceeds are invested in short-term financial instruments.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2003.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(b)	On February 11, 2003, the Company filed a Current Report on Form 8-K in connection with Nasdaq’s proposed rule change to considerably lengthen the “grace period” to regain compliance with the $1.00 minimum bid price continued listing requirement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2003

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

By:	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, George Kadifa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corio, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

CERTIFICATIONS

I, Brett White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Corio, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer