Form 10-Q
period 2003-06-30
CORIO INC
filed 2003-08-12
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-31003

CORIO, INC.

(Exact name of the Registrant as specified in its charter)

Delaware	77-0492528
(state or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification Number)

959 Skyway Road, Suite 100 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2003, there were 58,047,172 shares of the Registrant’s common stock outstanding.

CORIO, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$16,028	$26,908
Short-term investments	23,333	17,031
Accounts receivable, net of allowance of $310 and $403 at June 30, 2003 and December 31, 2002, respectively	2,996	6,109
Prepaid expenses and other current assets	2,700	3,421

Total current assets	45,057	53,469
Restricted cash	7,717	7,717
Property and equipment, net	12,553	16,286
Other assets	1,771	2,820

Total assets	$67,098	$80,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,540	$10,004
Accrued liabilities	6,637	7,723
Accrued restructuring	748	1,757
Deferred revenue	2,008	2,636
Current portion of notes payable	47	272
Current portion of capital lease obligations	1,619	4,460

Total current liabilities	18,599	26,852
Capital lease obligations less current portion	154	399
Accrued restructuring	4,470	2,472
Other liabilities	1,244	1,154

Total liabilities	24,467	30,877

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; 57,439,840 and 56,516,435 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	57	56
Additional paid-in capital	297,443	296,820
Accumulated other comprehensive income	45	98
Deferred stock-based compensation	(106)	(859)
Accumulated deficit	(254,808)	(246,700)

Total stockholders’ equity	42,631	49,415

Total liabilities and stockholders’ equity	$67,098	$80,292

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
REVENUES:
Application management services	$14,838	$8,992	$31,467	$19,018
Professional services and other	2,213	2,910	4,588	5,976

Total revenues	17,051	11,902	36,055	24,994
COSTS AND EXPENSES:
Application management services *	11,909	8,280	25,123	17,321
Professional services and other *	1,712	3,152	3,725	6,874
Research and development *	1,346	1,736	2,696	3,777
Sales and marketing *	2,301	2,844	4,507	6,239
General and administrative *	2,188	2,955	4,578	5,988
Restructuring charges	—	—	2,334	—
Amortization of stock based compensation	208	960	480	1,100
Amortization of intangible assets	437	—	890	—

Total operating expenses	20,101	19,927	44,333	41,299

Loss from operations	(3,050)	(8,025)	(8,278)	(16,305)
Interest and other income	181	559	381	1,115
Interest and other expense	(84)	(264)	(211)	(550)

Net loss	$(2,953)	$(7,730)	$(8,108)	$(15,740)

Basic and diluted net loss per share .	$(0.05)	$(0.15)	$(0.15)	$(0.30)

Shares used in computation—basic and diluted	56,178	52,608	55,406	51,991

* Amortization of stock-based compensation not included in expense line item
Application management services	$23	$83	$59	$177
Research and development	5	35	(9)	64
Sales and marketing	62	201	160	558
General and administrative	118	641	270	301

Total amortization of stock-based compensation	$208	$960	$480	$1,100

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,108)	$(15,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,087	5,472
Amortization of intangible assets	890	—
Amortization of stock-based compensation	480	1,100
Amortization of warrants	423	134
Compensation for grants of stock, options and warrants in exchange for services	18	14
Loss on retirement of assets	—	52
Changes in assets and liabilities:
Accounts receivable	3,078	(153)
Prepaid expenses and other current assets	721	657
Accounts payable	(1,632)	(1,997)
Accrued liabilities	(2,590)	6
Deferred revenue	(628)	(416)
Other liabilities	2,088	132

Net cash provided by (used in) operating activities	827	(10,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(28,178)	(22,180)
Sales of short-term investments	21,822	36,970
Purchase of property and equipment	(1,913)	(175)
Other assets	157	309
Additional cash paid for acquisition	(716)	—

Net cash (used in) provided by investing activities	(8,828)	14,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options	477	593
Payments on debt obligations	(225)	(200)
Payments on capital lease obligations	(3,131)	(3,598)

Net cash used in financing activities	(2,879)	(3,205)

Net (decrease) increase in cash and cash equivalents	(10,880)	980
Cash and cash equivalents, beginning of period	26,908	36,317

Cash and cash equivalents, end of period	$16,028	$37,297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$198	$527

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$—	$28

Deferred stock-based compensation/forfeitures, net	$274	$2,153

Unrealized loss on investments	$(53)	$(213)

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Corio, Inc. (“Corio” or the “Company”) and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands except weighted average exercise price):

	JUNE 30, 2003		JUNE 30, 2002
	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES
Preferred stock warrants	$1.70	746	$2.52	900
Common stock subject to repurchase	$0.01	325	$0.01	2,443
Common stock options and warrants	$1.81	17,990	$2.49	13,368

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the underlying option. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board (“FASB”) Interpretation No. 28.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company uses the Black-Scholes option pricing model to value options granted to non-employees. The expense is recorded over the period in which the related services are received.

If compensation cost for the Company’s stock-based compensation plans had been determined based on fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net loss as reported	$(2,953)	$(7,730)	$(8,108)	$(15,740)
Add stock-based employee compensation expense included in reported net loss, net of tax of $0	208	960	480	1,100
Deduct total stock-based employee compensation determined under the fair-value-based method for all awards, net of tax of $0	(1,678)	(2,855)	(3,605)	(5,307)

Pro forma net loss	$(4,423)	$(9,625)	$(11,233)	$(19,947)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.15)	$(0.15)	$(0.30)
Pro forma	$(0.08)	$(0.18)	$(0.20)	$(0.38)

The Company calculated the fair value of each option granted under the Company’s stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Expected life (in years)	4.0	4.0	4.0	4.0
Risk free interest rate	2.07%	4.09%	2.37%	4.01%
Volatility	107%	105%	105%	105%
Dividend yield	0%	0%	0%	0%

Weighted-average fair values per share for options granted under the Company’s stock option plans during the three and six months ended June 30, 2003 and 2002 were:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Weighted-average fair values per share for options granted under the Company’s stock option plans	$0.77	$0.80	$0.57	$0.97

The Company calculated the fair value of each option granted under the Company’s employee stock purchase plan on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	THREE AND SIX MONTHS ENDED JUNE 30,
	2003	2002
Expected life (in years)	0.5 to 2.0	0.5 to 2.0
Risk free interest rate	1.71%	3.45%
Volatility	105%	105%
Dividend yield	0%	0%

There were no common stock purchase rights granted under the Company’s employee stock purchase plan during the three months ended June 30, 2003 and 2002.

Weighted-average fair values per share for options granted under the Company’s employee stock purchase plan during the six months ended June 30, 2003 and 2002 were:

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Weighted-average fair values per share for options granted under the Company’s employee stock purchase plan	$0.54	$0.31

RESTRICTED CASH

In connection with two facility leases, the Company is required to provide letters of credit as security for the leases. The letters of credit are available for a period of one year with automatic one year renewals. The letters of credit are collateralized by a $7.7 million cash deposit which is recorded as restricted cash on the accompanying condensed consolidated balance sheet.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Corio and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period amounts to be consistent with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. This interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial position or operating results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying footnotes.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial condition or results of operations.

NOTE 2—ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At June 30, 2003 and December 31, 2002, the Company had outstanding invoices of $2,217,000 and $3,844,000, respectively, related to customers which the Company deemed as credit risks. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable balances. Included in accounts receivable at June 30, 2003 and December 31, 2002 were $282,000 and $1,443,000, respectively, of unbilled receivables under various professional services contracts.

NOTE 3—WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding were repurchaseable under certain circumstances, the fair value of these shares subject to repurchase were remeasured each period until May 2003, when the repurchase rights lapsed. Amortization expense (credit) of $337,000 and $(103,000) was recorded in sales and marketing expense for the three months ended June 30, 2003 and 2002, respectively, related to these shares. Amortization expense of $416,000 and $126,000 was recorded in sales and marketing expense for the six months ended June 30, 2003 and 2002, respectively, related to these shares.

NOTE 4—STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $19,000 and $98,000 for the three months ended June 30, 2003 and 2002, respectively, and $274,000 and $2.2 million for the six months ended June 30, 2003 and 2002, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon severance. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense was $208,000 and $960,000 for the three months ended June 30, 2003 and 2002, respectively and $480,000 and $1.1 million for the six months ended June 30, 2003 and 2002, respectively, net of stock options forfeited.

NOTE 5—SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company’s operations have been classified into two reportable segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to reportable segments.

Disaggregated information is as follows (in thousands):

	APPLICATION MANAGEMENT SERVICES	PROFESSIONAL SERVICES	UNALLOCATED	TOTAL
For the Three Months Ended June 30, 2003
Revenues	$14,838	$2,213	$—	$17,051
Depreciation	$2,503	$3	$372	$2,878
Segment profit (loss)	$2,929	$501	$(6,383)	$(2,953)

For the Three Months Ended June 30, 2002
Revenues	$8,992	$2,910	$—	$11,902
Depreciation	$2,151	$15	$468	$2,634
Segment profit (loss)	$712	$(242)	$(8,200)	$(7,730)

For the Six Months Ended June 30, 2003
Revenues	$31,467	$4,588	$—	$36,055
Depreciation	$5,189	$12	$886	$6,087
Segment profit (loss)	$6,344	$863	$(15,315)	$(8,108)

For the Six Months Ended June 30, 2002
Revenues	$19,018	$5,976	$—	$24,994
Depreciation	$4,298	$30	$1,144	$5,472
Segment profit (loss)	$1,697	$(898)	$(16,539)	$(15,740)

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

	PERCENT OF TOTAL REVENUE				PERCENT OF TOTAL ACCOUNTS RECEIVABLE
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,		JUNE 30, 2003	JUNE 30, 2002
	2003	2002	2003	2002
Customer A	16%	—	—	—	—	—
Customer B	—	13%	—	12%	—	16%
Customer C	—	—	—	—	35%	13%
Customer D	—	—	—	—	17%	—
Customer E	—	—	—	—	12%	—

Percentages are listed in the table above only when the result is 10% or greater. Customer A is a cash basis customer and therefore its outstanding invoices have not been included in the Company’s accounts receivable balances.

NOTE 6—RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the six months ended June 30, 2003 and the remaining restructuring and impairment accrual balance at June 30, 2003 (in thousands):

	DECEMBER 31, 2002	ADDITIONS/ ADJUSTMENTS	CASH PAID	JUNE 30, 2003
Office lease obligations	$3,355	$2,473	$(670)	$5,158
Employee severance	440	—	(440)	—
Asset abandonments	434	(139)	(235)	60

	$4,229	$2,334	$(1,345)	$5,218

        In May 2003, the Company signed an agreement to sublease the vacated portion of its headquarters facility through the end of its lease, which is March 2010. In the first quarter of 2003, the Company adjusted its estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of the sublease agreement. The impact of this charge was partially offset by the favorable resolution of a liability related to various leases which resulted in a reduction of $139,000 to the previously established restructuring reserve.

NOTE 7—INCOME TAXES

        Since inception, the Company has incurred net losses for federal and state tax purposes, and anticipates losses for the foreseeable future. The Company has therefore not recognized any tax provision or benefit for income taxes for the three-month and six-month periods ended June 30, 2003 and 2002.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation/Arbitration

        In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management’s attention and may be costly to Corio even if the plaintiff’s settlement proposal is consummated.

        In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment relating to the arbitration, awarding Corio damages of $1,115,440 plus pre-judgment interest from September 21, 2001 (the interest is likely to total approximately $210,000). LivePerson, Inc. has indicated that it is evaluating its options in connection with this judgment, including a motion to vacate the award. Corio intends to dispute any motion to vacate and believes it has a good claim, but receipt of the funds pursuant to the arbitrator’s judgment is uncertain at this point.

Service Level Agreements

        The Company’s application management services contracts contain service level agreements that obligate the Company to provide its applications at certain levels of performance. If the Company fails to meet these service levels, the Company may be contractually obligated to provide its customers a partial credit for its services rendered. If the Company were to continue to fail to meet these service levels, certain of its customers may then have the right to cancel their contracts with the Company. The Company’s contracts generally limit the scope and circumstances in which the Company would provide credits to its customers. The Company believes its policies and practices limit its exposure related to these service level obligations. Numerous factors can affect the service level provided by the Company. The Company cannot determine the maximum amount of future credits, if any, related to such service level obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management’s Discussion and Analysis in the Company’s 2002 Annual Financial Report to Stockholders.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

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

Cash Basis Customers

We recognize revenue as the services are provided to our customers, provided that collection of the receivable is probable. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer probable, we revert to recognizing revenue as payment for services is received and we designate those customers as “cash basis customers”. Revenues recognized from cash basis customers were $5.0 million and $4.4 million for the three months ended June 30, 2003 and 2002, respectively. Revenues recognized from cash basis customers were $11.3 million and $9.3 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, we had outstanding invoices of $2.2 million and $3.8 million, respectively, related to services provided to cash basis customers. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. Our revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as the change in composition of these customers.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through the identification of specific receivables where we expect that payment will not be received, in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. An unallocated reserve is established for all amounts which have not been specifically identified, based on applying a graduated percentage to each invoice’s relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At June 30, 2003 and December 31, 2002, our allowance for doubtful accounts was $310,000 and $403,000, respectively. The decrease was mainly due to a corresponding decrease in accounts receivable.

Loss Contingencies

We are subject to various loss contingencies such as the risks associated with estimates included in both our restructuring liability and our professional services fixed fee contracts. We consider the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.

For our restructuring liability, we estimate the amounts for employee severances, impaired assets and vacated office space. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For our office lease restructuring liability, our estimate is based on our assessment of our predicted sublease income over the remaining lease term. We increased our office lease restructuring liability in the first quarter of 2003 as a result of the sublease agreement signed in May 2003.

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

Selected Financial Data

The following tables set forth, for the periods presented, certain data from our condensed consolidated statements of operations as percentages of total revenues.

	THREE MONTHS ENDED JUNE 30, 2003		THREE MONTHS ENDED JUNE 30, 2002		THREE MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002
	AMOUNT	PERCENTAGE OF TOTAL REVENUES	AMOUNT	PERCENTAGE OF TOTAL REVENUES	DOLLAR CHANGE	PERCENTAGE CHANGE
REVENUES:
Application management services	$14,838	87%	$8,992	76%	$5,846	65%
Professional services and other	2,213	13%	2,910	24%	(697)	-24%

Total revenues	17,051	100%	11,902	100%	5,149	43%

COSTS AND EXPENSES:
Application management services	11,909	70%	8,280	70%	3,629	44%
Professional services and other	1,712	10%	3,152	26%	(1,440)	-46%
Research and development	1,346	8%	1,736	15%	(390)	-22%
Sales and marketing	2,301	13%	2,844	24%	(543)	-19%
General and administrative	2,188	13%	2,955	25%	(767)	-26%
Restructuring charges	—	0%	—	0%	—	0%
Amortization of stock based compensation	208	1%	960	8%	(752)	-78%
Amortization of intangible assets	437	3%	—	0%	437	100%

Total operating expenses	20,101	118%	19,927	168%	174	1%

Loss from operations	(3,050)	-18%	(8,025)	-68%	4,975	-62%
Interest and other income	181	1%	559	5%	(378)	-68%
Interest and other expense	(84)	0%	(264)	-2%	180	-68%

Net loss	$(2,953)	-17%	$(7,730)	-65%	$4,777	-62%

	SIX MONTHS ENDED JUNE 30, 2003		SIX MONTHS ENDED JUNE, 2002		SIX MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002
	AMOUNT	PERCENTAGE OF TOTAL REVENUES	AMOUNT	PERCENTAGE OF TOTAL REVENUES	DOLLAR CHANGE	PERCENTAGE CHANGE
REVENUES:
Application management services	$31,467	87%	$19,018	76%	$12,449	65%
Professional services and other	4,588	13%	5,976	24%	(1,388)	-23%

Total revenues	36,055	100%	24,994	100%	11,061	44%

COSTS AND EXPENSES:
Application management services	25,123	70%	17,321	69%	7,802	45%
Professional services and other	3,725	10%	6,874	28%	(3,149)	-46%
Research and development	2,696	7%	3,777	15%	(1,081)	-29%
Sales and marketing	4,507	13%	6,239	25%	(1,732)	-28%
General and administrative	4,578	13%	5,988	24%	(1,410)	-24%
Restructuring charges	2,334	6%	—	0%	2,334	100%
Amortization of stock based compensation	480	1%	1,100	4%	(620)	-56%
Amortization of intangible assets	890	3%	—	0%	890	100%

Total operating expenses	44,333	123%	41,299	165%	3,034	7%

Loss from operations	(8,278)	-23%	(16,305)	-65%	8,027	-49%
Interest and other income	381	1%	1,115	4%	(734)	-66%
Interest and other expense	(211)	-1%	(550)	-2%	339	-62%

Net loss	$(8,108)	-23%	$(15,740)	-63%	$7,632	-48%

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 and 2002

REVENUES

Total revenue was $17.1 million and $11.9 million for the three months ended June 30, 2003 and June 30, 2002, respectively. For the three months ended June 30, 2003, one customer accounted for 16% of total revenues. For the three months ended June 30, 2002, a different customer accounted for 13% of total revenues. For the six months ended June 30, 2003, no one single customer accounted for 10% or more of total revenues. For the six months ended June 30, 2002, one customer accounted for 12% of total revenues.

In the ordinary course of business, we recorded revenue of $16,000 for the three and six months ended June 30, 2003 arising from transactions with one company with which we have directors in common. At June 30, 2003, we had no accounts receivable arising from such transactions. We recorded revenue of $795,000 and $2.1 million for the three and six months ended June 30, 2002, respectively, arising from transactions with four companies with which we had directors in common. At June 30, 2002, accounts receivable included $253,000 arising from such transactions.

One of our customers represented 11% of total revenues in fiscal 2002 and its contract expired in May 2003. In June 2003, the customer signed a new 10 month contract, effective June 1, 2003, for a monthly recurring revenue amount which was significantly less than its previous contract amount. The loss of revenue from this customer will adversely affect total revenues in the third quarter compared to the second quarter of 2003. If we lose additional, significant customers and are not able to replace the revenue from these customers with new customers or additions or extensions for current customers, our recurring revenue will not increase and may decline.

APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $14.8 million for the three months ended June 30, 2003, including $507,000 in non-recurring revenues from customer contract terminations. Included in the three months ended June 30, 2003 revenues of $14.8 million is $5.0 million recognized as a result of payments from cash basis customers. For the three months ended June 30, 2002, our revenues of $9.0 million included approximately $1.1 million in non-recurring revenues from customer contract terminations. Included in the three months ended June 30, 2002 revenues of $9.0 million was $4.2 million recognized as a result of payments from cash basis customers. For the six months ended June 30, 2003, revenues from our application management services were $31.5 million, including approximately $1.0 million in non-recurring revenues from customer contract terminations. Included in the six months ended June 30, 2003 revenues of $31.5 million was $10.9 million recognized as a result of payments from cash basis customers. For the six months ended June 30, 2002, revenues from our application management services were $19.0 million, including $ 2.2 million in non-recurring revenues from customer contract terminations. Included in the six months ended June 30, 2002 revenues of $19.0 million was $8.9 million recognized as a result of payments from cash basis customers. The increase in application management services revenues for the three and six months ended June 30, 2003 was primarily due to the additional customer revenue acquired as a result of our September 2002 acquisition of Qwest Cyber.Solutions (QCS). At June 30, 2003 and December 31, 2002, we had balances of $1.9 million and 2.0 million, respectively, for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues are recognized in our statement of operations as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $2.2 million for the three months ended June 30, 2003, including $13,000 recognized as a result of payments from cash basis customers, and $2.9 million for the three months ended June 30, 2002, including $207,000 recognized as a result of payments from cash basis customers. Our professional services and other revenues were $4.6 million for the six months ended June 30, 2003, including $435,000 recognized as a result of payments from cash basis customers and $6.0 million for the six months ended June 30, 2002, including $419,000 recognized as a result of payments from cash basis customers. The decrease in professional services revenues for the three and six months ended June 30, 2003 was primarily due to the decreased number of new customer implementations. At June 30, 2003 and December 31, 2002, we had balances of $156,000 and $647,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators and other factors.

COSTS AND EXPENSES

APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses, excluding non-cash stock based compensation of $23,000 and $83,000 for the three months ended June 30, 2003 and 2002, respectively, were $11.9 million for the three months ended June 30, 2003 and $8.3 million for the three months ended June 30, 2002.

Application management services expenses, excluding non-cash stock based compensation of $59,000 and $177,000 for the six months ended June 30, 2003 and 2002, respectively, were $25.1 million for the six months ended June 30, 2003 and $17.3 million for the six months ended June 30, 2002. The increase in application management services expenses for the three and six months ended June 30, 2003 and 2002 was mainly attributable to the additional costs associated with integrating, administering, and supporting the customers acquired from QCS in September 2002. The $3.6 million increase in expenses for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was attributable to a $1.9 million increase in data center fees, a $634,000 increase in payroll expenses, a $228,000 increase in outside contractor expenses, a $293,000 increase in telecommunications cost, a $228,000 increase in software maintenance expenses and a $351,000 increase in depreciation expense. The $7.8 million increase for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 was attributable to a $3.7 million increase in data center fees, a $1.6 million increase in payroll expenses, a $891,000 increase in depreciation expense, a $590,000 increase in outside contractor expenses, a $532,000 increase in software maintenance expense and a $485,000 increase in equipment repairs and maintenance expense.

PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $1.7 million for the three months ended June 30, 2003 and $3.2 million for the three months ended June 30, 2002. The $1.5 million decrease was due primarily to a reduction in the number of active contracts, which resulted in a reduction of $964,000 in personnel costs, a $236,000 decrease in travel related expenses and a $128,000 decrease in allocated facilities expenses. Professional services expenses and other were $3.7 million for the six months ended June 30, 2003 and $6.9 million for the six months ended June 30, 2002. The $3.2 million decrease in expenses was primarily attributable to the reduction in the number of contracts in process which resulted in a reduction of $1.8 million in personnel costs, a $389,000 decrease in outside contractor expenses, a $300,000 decrease in travel related expenses and a $251,000 reduction in facilities expenses. The remaining difference was primarily attributable to an expense recorded in the six months ended June 30, 2002 to increase our provision for contract losses related to our professional services fixed fee implementations. No adjustment to our provision for contract losses was recorded in the six months ended June 30, 2003. There were no professional services stock based compensation charges for the three and six months ended June 30, 2003 or 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding non-cash stock based compensation of $5,000 and $35,000 for the three months ended June 30, 2003 and 2002, respectively, were $1.3 million for the three months ended June 30, 2003 and $1.7 million for the three months ended June 30, 2002. Research and development expenses as a percentage of total revenues were 8% for the three months ended June 30, 2003 and 15% for the three months ended June 30, 2002. The $400,000 expense decrease was due to a $480,000 reduction in personnel costs and a $76,000 reduction in depreciation expenses, which were partially offset by a $111,000 increase in outside contractor expenses.

Research and development expenses, excluding non-cash stock based compensation of ($9,000) and $64,000 for the six months ended June 30, 2003 and 2002, respectively, were $2.7 million for the six months ended June 30, 2003 and $3.8 million for the six months ended June 30, 2002. Research and development expenses as a percentage of total revenues were 7% for the six months ended June 30, 2003 and 15% for the six months ended June 30, 2002. The $1.1 million decrease in expense was mainly attributable to a $978,000 reduction in personnel costs and a $100,000 reduction in depreciation expense mainly due to certain assets being fully depreciated in 2003.

SALES AND MARKETING EXPENSES. Sales and marketing expenses, excluding non-cash stock based compensation of $62,000 and $201,000 for the three months ended June 30, 2003 and 2002, respectively, were $2.3 million for the three months ended June 30, 2003 and $2.8 million for the three months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues were 13% for the three months ended June 30, 2003 and 24% for the three months ended June 30, 2002. The $500,000 expense decrease was attributable to a $560,000 reduction in personnel costs, a $200,000 reduction in advertising expenses and a $141,000 decrease in amortization expense associated with a marketing alliance that was fully amortized in April 2002. The decreases in expenses were offset by a $441,000 increase in amortization expenses for non-cash costs associated with repurchasable shares issued to Cap Gemini Ernst & Young.

Sales and marketing expenses, excluding non-cash stock based compensation of $160,000 and $558,000 for the six months ended June 30, 2003 and 2002, respectively, were $4.5 million for the six months ended June 30, 2003 and $6.2 million for the six months ended June 30, 2002. Sales and marketing expenses as a percentage of total revenues were 13% for the six months ended June 30, 2003 and 25% for the six months ended June 30, 2002. The $1.7 million expense decrease was attributable to a $903,000 decline in payroll expenses, a $134,000 reduction in travel related expenses, a $292,000 decrease in advertising and marketing programs, and a $580,000 reduction in amortization expense associated with a marketing alliance that was fully amortized in April 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, excluding non-cash stock based compensation of $118,000 and $641,000 for the three months ended June 30, 2003 and 2002, respectively, were $2.2 million for the three months ended June 30, 2003 and $3.0 million for the three months ended June 30, 2002, respectively. General and administrative expenses as a percentage of total revenues were 13% for the three months ended June 30, 2003 and 25% for the three months ended June 30, 2002. The $800,000 decrease in general and administrative expenses was due to a $150,000 decline in payroll costs, a $189,000 decrease in telecommunications costs due to lower negotiated rates, a $114,000 decrease in equipment rental expense, a $95,000 decrease in professional services fees and a $172,000 decrease in rent expense due to vacating a portion of our headquarters facility related to restructuring activities initiated in the third quarter of 2002.

General and administrative expenses, excluding non-cash stock based compensation of $270,000 and $301,000 for the six months ended June 30, 2003 and 2002, respectively, were $4.6 million for the six months ended June 30, 2003, and were $6.0 million for the six months ended June 30, 2002. General and administrative expenses as a percentage of total revenues were 13% for the six months ended June 30, 2003 and 24% for the six months ended June 30, 2002. The $1.4 million decrease in general and administrative expenses is attributable to a $450,000 decline in payroll expenses, a $253,000 decrease in telecommunications costs, a $343,000 decrease in office expenses and a $358,000 decrease in rent expense due to the rent related to the vacated portion of our headquarters facility being already charged to restructuring expense in the third quarter of 2002.

RESTRUCTURING CHARGES. In May 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. During the quarter ended March 31, 2003, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve. We incurred no restructuring charges during the three months ended June 30, 2003.

AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was $208,000 and $960,000 for the three months ended June 30, 2003 and 2002, respectively. The amortization of deferred stock-based compensation was $480,000 and $1.1 million for the six months ended June 30, 2003 and 2002, respectively. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. We anticipate amortization expense for the third quarter of 2003 to decrease from the second quarter of 2003 due to the impact of the accelerated vesting for options granted prior to our IPO with an exercise price less than the deemed fair value of our common stock.

AMORTIZATION OF OTHER INTANGIBLES. Related to our Qwest Cyber.Solutions’ (QCS) acquisition, we recorded an intangible asset for our acquired customer contracts of $2.7 million, which is included in other assets in the accompanying condensed consolidated balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Amortization of the intangible asset was $437,000 for the three months ended June 30, 2003 and $890,000 for the six months ended June 30, 2003. No amortization expense related to the QCS acquired customer contracts was recognized for the three and six months ended June 30, 2002 as the acquisition occurred in September 2002.

INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income and expense was $97,000 for the three months ended June 30, 2003 and $295,000 for the three months ended June 30, 2002. Net interest and other income and expense was $170,000 for the six months ended June 30, 2003 and $565,000 for the six months ended June 30, 2002. The three and six month decreases in net interest income were due primarily to lower average cash and investment balances as well as lower interest rates at June 30, 2003 and were offset, in part, by a decrease in interest expense due to lower average debt balances.

INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three and six months ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents, short-term investments, and restricted cash of $47.1 million, a decrease of $4.6 million from December 31, 2002. At June 30, 2003, we had cash and cash equivalents of $16.0 million compared to $26.9 million at December 31, 2002. The $10.9 million decrease was primarily the result of $8.8 million of cash used in investing activities and $2.9 million repayment of debt, offset by $827,000 provided by operating activities.

Net cash provided by operating activities was $827,000 for the six months ended June 30, 2003 compared to $10.7 million used in operating activities for the six months ended June 30, 2002. The $11.6 million net change was primarily due to a significant decrease in our net loss .

Net cash used in investing activities was $8.8 million for the six months ended June 30, 2003 compared to $14.9 million provided by investing activities in the six months ended June 30, 2002. For the six months ended June 30, 2003, investing activities consisted primarily of $1.9 million in equipment purchases and $6.4 million of net purchases of short-term investments. For the six months ended June 30, 2002, cash provided by investing activities was $14.9 million which was mainly attributable to the $14.8 million net sale of short-term investments.

Net cash used by financing activities was $2.9 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of notes and capital leases.

Except for equipment operating leases, we have no off balance sheet financing arrangements (see Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. However, any major changes in the nature of the Company’s business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures of an existing business, could further utilize the Company’s cash reserves. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of June 30, 2003, we had an accumulated deficit of $255 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may hire additional people in certain areas of our company in order to support our business and promote and sell our services. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications for customers. As a result of all of these factors, to achieve operating profitability on a consistent basis, excluding non-cash charges, we will need to increase our customer base, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions, and to increase our number of customers. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, because we may continue to invest in our business faster than we realize growth in our revenues, we may continue to incur significant losses and negative cash flow for the foreseeable future and we may never be profitable.

The middle-market and technology companies that currently comprise a significant portion of our revenue base may be volatile, which could continue to result in greater than expected customer loss and continued difficulty in collecting fees from some customers, and uncertainty regarding the stability of the economy in general could continue to adversely affect demand for our services.

A significant portion of our current revenue consists of revenue from technology and middle-market companies. These companies are more likely to be acquired, experience financial difficulties or cease operations than other companies that are larger and better established or are in more stable industries. In particular, these companies may experience difficulties in raising capital needed to fund their operations. In the past we have terminated our agreements with a substantial number of customers who were unable or unwilling to continue to meet their financial obligations to us and we expect to terminate additional customers in the future. As a result, our client base will likely be more volatile than those companies whose customers consist of more mature and established entities. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed. In addition, uncertainty regarding the stability of the economy in general could continue to diminish and delay demand for our services. Also, as we move up market and away from high-growth and middle market companies, revenue from termination fees resulting from high-growth and middle market companies may diminish. Moreover, one of our customers represented 11% of total revenues in fiscal 2002 and its contract expired in May 2003. Although this customer renewed for a short term contract, the new contract is for significantly less recurring revenue and the loss of revenue from this customer and of any other significant customers will adversely affect our business. If we lose customers representing greater or equal recurring revenue than we replace with new customers or additions or extensions for current customers, our recurring revenue will not increase and may decline.

Our limited history of offering ASP services to customers and the fact that we operate in a new industry for application services expose us to risks that affect our ability to execute our business model.

We have offered our services for a relatively short period of time, and our industry is relatively new. Prior to September 1998, our predecessor company, DSCI, carried on a different business. Accordingly, we have a limited operating history as a provider of ASP services. Because our business model is relatively new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third-party software applications and other third-party services has evolved. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future. Additionally, especially as we move up-market to larger, more established customers, the demand for our services is uncertain and the sales process takes longer than with smaller potential customers. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

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

Other important factors that could cause our quarterly results and stock price to fluctuate materially include:

•	the timing of obtaining, implementing and establishing connectivity with individual customers;

•	the loss of or change in our relationship with important customers and our ability or inability to collect termination fees from terminating customers;

•	any decrease in termination fees paid in a quarter versus other quarters;

•	the timing and magnitude of expanding our operations and of other capital expenditures;

•	the timing and amount of payments received from cash basis customers as well as the change in composition of these customers

•	costs, including license fees, relating to the software applications we use;

•	changes in our pricing policies or those of our competitors;

•	potential changes in the accounting standards associated with accounting for stock options, stock or warrant issuances and for revenue recognition; and

•	accounting charges we may incur in the future relating to stock options, stock or warrant issuances.

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

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP and Siebel Systems. We have agreements in place with certain of our third-party software vendors, and our agreements with third-party software vendors are non-exclusive, are for limited terms and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to “host-only” relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft, Oracle, SAP and Siebel, we may rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to host the software that we host from third-parties, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our customers’ businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate with the third-party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third-party vendors, or that we will be able to adapt our own offerings to changes in third-party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third-parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

Our licenses for the third-party software we use to deliver our services contain limits on our ability to use them that could impair our growth and operating results.

The licenses we have for the third-party software for which we provide hosting or application management services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, one of our licenses restricts us from selling our services to customers with annual revenues greater than $1 billion, and restricts our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

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

We may fail to implement, host or manage enterprise software applications successfully due to the complicated nature of the services we provide, which would harm our reputation and sales.

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

Part of our strategy may be to expand our services by offering our customers services related to additional software applications that address their evolving business needs. We cannot be sure, however, that we will be able to license these applications at a commercially viable cost or at all or that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis or otherwise cannot effectively expand our service offering and, as a result, cannot expand the range of our service offerings, the market for our services may not grow and may decline, and sales of our services may suffer.

We have many competitors and expect new competitors to enter our market, which could adversely affect our ability to increase revenues, maintain our margins or grow our market share.

The market for our services is extremely competitive and the barriers to entry in our market are relatively low. We currently have no patented technology that would bar competitors from our market.

Our current and potential competitors primarily include:

•	application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, Surebridge and USinternetworking;

•	systems integrators, such as Accenture, Bearing Point;

•	offshore providers such as Wipro, Tata and Infosys;

•	software vendors, such as Oracle, PeopleSoft, SAP and Siebel Systems; and

•	major technology providers, such as Microsoft.

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

We depend on third-parties, such as XO Communications, Qwest and (i) Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers to us. For example, downtime caused by our data center providers could materially disrupt our services, and, in the event any of these data center providers terminate or decline to renew their contracts with us, we could experience significant disruption and costs related to migrating customers to a different data center. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver effectively our services to customers. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third-parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

In the future, we may expand our sales operations and marketing efforts in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. There is competition for qualified and effective sales, marketing, technical and operations personnel as these personnel are in limited supply and in high demand and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, recent reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

In September 2002, we consummated the acquisition of the ASP assets of Qwest Cyber.Solutions LLC, or QCS, and we expect that further consolidation in our industry may occur. We may acquire or make investments in additional complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company’s personnel, customers, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, cause customer loss, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders. We may experience disruption, distraction and unanticipated costs related to the integration of the ASP assets of QCS into our business and may continue to lose customers acquired from QCS.

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

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management’s attention and may be costly to Corio even if the plaintiff’s settlement proposal is consummated.

Risks Related to our Industry

We cannot assure you that the ASP market will become viable or grow at a rate that will allow us to achieve profitability.

Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. This is especially true given the current uncertain macroeconomic environment. Companies in the ASP industry, such as Pandesic and Red Gorilla and others, have ceased operations. Other companies in the ASP industry, such as USinternetworking, have filed for bankruptcy. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs in general (or smaller service providers in particular) to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.

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

As we expand our business outside the United States we may be subject to unfavorable international conditions and regulations that could cause our international business to fail.

We have customers with international operations, have established a subsidiary in India and may further expand our business outside of the United States in the future. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive.

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

The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies generally, and Internet-related software companies particularly, have been volatile. The market prices of technology companies generally, and technology service companies in particular, have been subject to significant downward pressure. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources.

Many significant corporate actions are controlled by our officers, directors and affiliated entities regardless of the opposition of other investors or the desire of other investors to pursue an alternative cause of action.

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41% of our common stock at June 30, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities of one to eighteen months in accordance with the Company’s investment policy. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio’s initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as “IPO allocation lawsuits” or “laddering lawsuits.” The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management’s attention and may be costly to Corio even if the plaintiff’s settlement proposal is consummated.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment relating to the arbitration, awarding Corio damages of $1,115,440 plus pre-judgment interest from September 21, 2001 (the interest is likely to total approximately $210,000). LivePerson, Inc. has indicated that it is evaluating its options in connection with this judgment, including a motion to vacate the award. Corio intends to dispute any motion to vacate and believes it has a good claim, but receipt of the funds pursuant to the arbitrator’s judgment is uncertain at this point.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to June 30, 2003, the ending date of the reporting period, the approximate amount of net offering proceeds used were $22.1 million to repay outstanding debt and approximately $68.7 million to fund operations. The remaining net proceeds are invested in short-term financial instruments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on May 8, 2003.

(b) At the Annual Meeting, the stockholders elected George J. Still, Jr. as a Class 3 director to serve for a term of three years. In addition, the term of office as a director continued after the meeting for the following directors: Aneel Bhusri, Glenn W. Marschel, Jr., Ted E. Schlein, George Kadifa, Sharon Garrett and Ernest M. von Simson.

(c) The stockholders of the Company voted on the following matters at the Annual Meeting:

1.	the election of George J. Still, Jr. as a Class 3 director to serve for a term of three years; and

2.	ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

Votes were cast for the election of George J. Still, Jr. as a Class 3 director as follows:

	VOTES FOR	VOTES WITHHELD
George J. Still, Jr.	46,625,959	86,440

On July 7, 2003, Sharon Garrett and Ernest M. von Simson tendered their resignations as members of the board of directors.

The ratification of the appointment of KPMG LLP as independent auditors for fiscal year ending December 31, 2003 was approved as follows:

46,617,044	votes for approval;
76,505	votes against; and
18,850	abstentions.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	On April 22, 2003, the Company filed a Current Report on Form 8-K in connection with the press release of the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 2003

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa
President and Chief Executive Officer

By:	/s/ BRETT WHITE
Brett White
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer