Form 10-Q
period 2003-09-30
CORIO INC
filed 2003-11-14
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-31003

Corio, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0492528
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

959 Skyway Road, Suite 100
San Carlos, California    94070
(Address of Principal Executive Offices including Zip Code)

650-232-3000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.   Yes   ☒   No  ☐

As of October 31, 2003, there were 61,486,765 shares of the Registrant's common stock outstanding, which includes 2,921,390 shares issued in October 2003 in connection with the Registrant's purchase of substantially all of the assets of Nexus Technology, Inc.

Corio, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

                                                                      September 30,  December 31,
                                                                          2003          2002
                                                                      ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................... $     11,585  $     26,908
    Short-term investments..........................................       24,128        17,031
    Accounts receivable, net of allowance of $361 and $403
        at September 30, 2003 and December 31, 2002, respectively...        3,339         6,109
    Prepaid expenses and other current assets.......................        2,443         3,421
                                                                      ------------  ------------
        Total current assets........................................       41,495        53,469
Restricted cash.....................................................        7,717         7,717
Property and equipment, net.........................................       10,640        16,286
Other assets........................................................        1,044         2,820
                                                                      ------------  ------------
        Total assets................................................       60,896  $     80,292
                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................ $      5,327  $     10,004
    Accrued liabilities.............................................        5,485         7,723
    Accrued restructuring...........................................          694         1,757
    Deferred revenue................................................        2,090         2,636
    Current portion of notes payable................................           --           272
    Current portion of capital lease obligations....................          785         4,460
                                                                      ------------  ------------
        Total current liabilities...................................       14,381        26,852
Capital lease obligations less current portion......................           99           399
Accrued restructuring...............................................        4,245         2,472
Other liabilities...................................................        1,274         1,154
                                                                      ------------  ------------
        Total liabilities...........................................       19,999        30,877
                                                                      ------------  ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock: $0.001 par value; 10,000,000
        shares authorized, none issued and outstanding..............           --            --
    Common stock: $0.001 par value; 200,000,000 shares authorized;
        58,254,954 and 56,516,435 shares issued and outstanding
        at September 30, 2003 and December 31, 2002, respectively...           58            56
    Additional paid-in capital......................................      297,910       296,820
    Accumulated other comprehensive income..........................           18            98
    Deferred stock-based compensation...............................          (25)         (859)
    Accumulated deficit.............................................     (257,064)     (246,700)
                                                                      ------------  ------------
        Total stockholders' equity..................................       40,897        49,415
                                                                      ------------  ------------
        Total liabilities and stockholders' equity.................. $     60,896  $     80,292
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------
REVENUES:
    Application management services................ $   14,295  $    9,399  $   45,762  $   28,417
    Professional services and other................      1,245       3,982       5,833       9,959
                                                     ----------  ----------  ----------  ----------
    Total revenues.................................     15,540      13,381      51,595      38,376
                                                     ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
    Application management services *..............     11,210       9,704      36,333      27,024
    Professional services and other *..............        730       3,708       4,455      10,583
    Research and development *.....................      1,123       1,316       3,819       5,092
    Sales and marketing *..........................      2,125       2,085       6,632       8,324
    General and administrative *...................      2,339       2,693       6,917       8,682
    Restructuring charges..........................         --       4,036       2,334       4,036
    Amortization of stock based compensation.......        (34)        690         445       1,791
    Amortization of intangible assets..............        367          56       1,257          56
                                                     ----------  ----------  ----------  ----------
    Total operating expenses.......................     17,860      24,288      62,192      65,588
                                                     ----------  ----------  ----------  ----------
Loss from operations...............................     (2,320)    (10,907)    (10,597)    (27,212)
Interest and other income..........................        136         482         518       1,596
Interest and other expense.........................        (73)       (203)       (285)       (753)
                                                     ----------  ----------  ----------  ----------
Net loss before income taxes.......................     (2,257)    (10,628)    (10,364)    (26,369)
Tax benefit........................................         --         400          --         400
                                                     ----------  ----------  ----------  ----------
Net loss........................................... $   (2,257) $  (10,228) $  (10,364) $  (25,969)
                                                     ==========  ==========  ==========  ==========

Basic and diluted net loss per share .............. $    (0.04) $    (0.19) $    (0.18) $    (0.49)
                                                     ==========  ==========  ==========  ==========

Shares used in computation-basic and diluted.......     57,684      53,978      56,098      52,605
                                                     ==========  ==========  ==========  ==========

*  Amortization (reversal) of stock-based
   compensation not included in expense line item:
    Application management services................ $        7  $       50  $       65  $      226
    Research and development.......................         11          51           2         116
    Sales and marketing............................         27         160         187         718
    General and administrative.....................        (79)        429         191         731
                                                     ----------  ----------  ----------  ----------
    Total amortization of stock-based compensation. $      (34) $      690  $      445  $    1,791
                                                     ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        --------------------
                                                                           2003       2002
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $ (10,364) $ (25,969)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation..................................................     8,788      8,176
        Amortization of intangible assets.............................     1,257         56
        Amortization of stock-based compensation......................       445      1,791
        Amortization of warrants......................................       426       (134)
        Accretion of investments......................................       515        361
        Compensation for grants of stock, options and warrants
          in exchange for services....................................        22         20
        Loss on retirement of assets..................................        --         52
        Changes in assets and liabilities:
            Accounts receivable.......................................     2,735     (1,053)
            Prepaid expenses and other current assets.................       978        301
            Accounts payable..........................................    (3,345)      (253)
            Accrued liabilities.......................................    (3,674)        --
            Deferred revenue..........................................      (546)      (456)
            Other liabilities.........................................     1,893      2,878
                                                                        ---------  ---------
    Net cash used in operating activities.............................      (870)   (14,230)
                                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments...............................   (37,318)   (41,539)
    Sales of short-term investments...................................    29,626     64,805
    Purchase of property and equipment................................    (3,183)      (498)
    Other assets......................................................       266        309
    Cash paid for acquisition.........................................      (361)   (14,000)
                                                                        ---------  ---------
    Net cash (used in) provided by investing activities...............   (10,970)     9,077
                                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and exercise of stock options..     1,058        791
    Payments on debt obligations......................................      (272)      (362)
    Payments on capital lease obligations.............................    (4,269)    (5,545)
                                                                        ---------  ---------
    Net cash used in financing activities.............................    (3,483)    (5,116)
                                                                        ---------  ---------
Decrease in cash and cash equivalents.................................   (15,323)   (10,269)
Cash and cash equivalents, beginning of period........................    26,908     36,317
                                                                        ---------  ---------
Cash and cash equivalents, end of period.............................. $  11,585  $  26,048
                                                                        =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest............................................ $     268  $     723
                                                                        =========  =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of property and equipment under capital leases........ $      --  $     407
                                                                        =========  =========

    Deferred stock-based compensation/forfeitures, net................ $     389  $   2,213
                                                                        =========  =========

    Unrealized loss on investments.................................... $     (80) $    (277)
                                                                        =========  =========

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Corio, Inc. ("Corio" or the "Company") and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands except weighted average exercise price):

                                        September 30, 2003  September 30, 2002
                                        ------------------  ------------------
                                        Weighted            Weighted
                                         Average             Average
                                        Exercise            Exercise
                                          Price    Shares     Price    Shares
                                        --------- --------  --------- --------
Preferred stock warrants.............. $      --       --  $    2.52      900
Common stock subject to repurchase.... $    0.01      200  $    0.01    2,310
Common stock options and warrants..... $    1.85   17,779  $    2.12   15,912

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the underlying option. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2003       2002       2003       2002
                                                      ---------  ---------  ---------  ---------
Net loss as reported................................ $  (2,257) $ (10,228) $ (10,364) $ (25,969)
Add stock-based employee compensation expense
   included in reported net loss, net of tax of $0..       (34)       690        445      1,791
Deduct total stock-based employee compensation
   determined under the fair-value-based method
   for all awards, net of tax of $0.................    (1,093)    (2,190)    (4,502)    (6,902)
                                                      ---------  ---------  ---------  ---------
Pro forma net loss.................................. $  (3,384) $ (11,728) $ (14,421) $ (31,080)
                                                      =========  =========  =========  =========
Basic and diluted net loss per share:
   As reported...................................... $   (0.04) $   (0.19) $   (0.18) $   (0.49)
   Pro forma........................................ $   (0.06) $   (0.22) $   (0.26) $   (0.59)

The Company calculated the fair value of each option granted under the Company's stock option plans on the date of grant using the Black- Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2003       2002       2003       2002
                                                      ---------  ---------  ---------  ---------
Expected life (in years)............................       4.0        4.0        4.0        4.0
Risk free interest rate.............................      2.99%      2.93%      2.47%      3.46%
Volatility..........................................       102%       105%       105%       105%
Dividend yield......................................         0%         0%         0%         0%

Weighted-average fair values per share for options granted under the Company's stock option plans during the three and nine months ended September 30, 2003 and 2002 were:

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2003       2002       2003       2002
                                                      ---------  ---------  ---------  ---------
Weighted-average fair values per share for options
   granted under the Company's stock option plans... $    1.99  $    0.40  $    0.80  $    0.68

The Company calculated the fair value of each option granted under the Company's employee stock purchase plan on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2003       2002       2003       2002
                                                      ---------  ---------  ---------  ---------
Expected life (in years)............................       0.5        0.5        0.5        0.5
Risk free interest rate.............................      1.00%      1.19%      1.06%      1.84%
Volatility..........................................       102%       105%       104%       105%
Dividend yield......................................         0%         0%         0%         0%

Weighted-average fair values per share for options granted under the Company's employee stock purchase plan during the three and nine months ended September 30, 2003 and 2002 were:

                                                        Three Months Ended    Nine Months Ended
                                                          September 30,         September 30,
                                                      --------------------  --------------------
                                                         2003       2002       2003       2002
                                                      ---------  ---------  ---------  ---------
Weighted-average fair values per share for
   options granted under the Company's
   employee stock purchase plan..................... $    0.83  $    0.22  $    0.45  $    0.30

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The provisions of this consensus did not have a significant effect on the Company's financial position or operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial condition or results of operations.

NOTE 2-ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At September 30, 2003 and December 31, 2002, the Company had outstanding invoices of $2,078,000 and $3,844,000, respectively, related to customers which the Company deemed as credit risks. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable or deferred revenue balances. Included in accounts receivable at September 30, 2003 and December 31, 2002 were $452,000 and $1,443,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3-WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding were repurchaseable under certain circumstances, the fair value of these shares subject to repurchase were remeasured each period until May 2003, when the repurchase rights lapsed. Therefore, for the three months ended September 30, 2003, no amortization expense was recorded. An amortization credit of ($269,000) was recorded in sales and marketing expense for the three months ended September 30, 2002 related to these shares. Amortization expense (credit) of $416,000 and ($143,000) was recorded in sales and marketing expense for the nine months ended September 30, 2003 and 2002, respectively, related to these shares.

NOTE 4-STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $116,000 and $60,000 for the three months ended September 30, 2003 and 2002, respectively, and $389,000 and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon termination of employment. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense (credit) was ($34,000) and $690,000 for the three months ended September 30, 2003 and 2002, respectively and $445,000 and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively, net of stock options forfeited.

NOTE 5-SIGNIFICANT CUSTOMER INFORMATION AND SEGMENT REPORTING INFORMATION

The Company's operations have been classified into two reportable segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to reportable segments.

Disaggregated information is as follows (in thousands):

                                               Application
                                               Management  Professional
                                                Services    Services    Unallocated    Total
                                               ----------  -----------  -----------  ---------
For the Three Months Ended September 30, 2003
Revenues..................................... $   14,295  $     1,245  $        --  $  15,540
Depreciation................................. $    2,436  $         2  $       263  $   2,701
Amortization of stock based compensation..... $        7  $        --  $       (41) $     (34)
Amortization of intangible assets............ $      367  $        --  $        --  $     367
Segment profit (loss)........................ $    2,711  $       515  $    (5,483) $  (2,257)
For the Three Months Ended September 30, 2002
Revenues..................................... $    9,399  $     3,982  $        --  $  13,381
Depreciation................................. $    2,140  $        11  $       553  $   2,704
Amortization of stock based compensation..... $       50  $        --  $       640  $     690
Amortization of intangible assets............ $       56  $        --  $        --  $      56
Segment profit (loss)........................ $     (411) $       274  $   (10,091) $ (10,228)
For the Nine Months Ended September 30, 2003
Revenues..................................... $   45,762  $     5,833  $        --  $  51,595
Depreciation................................. $    7,625  $        14  $     1,149  $   8,788
Amortization of stock based compensation..... $       65  $        --  $       380  $     445
Amortization of intangible assets............ $    1,257  $        --  $        --  $   1,257
Segment profit (loss)........................ $    8,107  $     1,378  $   (19,849) $ (10,364)
For the Nine Months Ended September 30, 2002
Revenues..................................... $   28,417  $     9,959  $        --  $  38,376
Depreciation................................. $    6,437  $        42  $     1,697  $   8,176
Amortization of stock based compensation..... $      226  $        --  $     1,565  $   1,791
Amortization of intangible assets............ $       56  $        --  $        --  $      56
Segment profit (loss)........................ $    1,111  $      (624) $   (26,456) $ (25,969)

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

                           Percent of Total Revenue
                   ---------------------------------------       Percent of Total
                   Three Months Ended  Nine Months Ended       Accounts Receivable
                      Septenber 30,       Septenber 30,    ---------------------------
                   ------------------- ------------------- September 30, September 30,
                     2003      2002      2003      2002        2003          2002
                   --------- --------- --------- --------- ------------- -------------
Customer A........       17%       --        12%       --            --            --
Customer B........       --        11%       --        11%           --            --
Customer C........       --        --        --        --            14%           --
Customer D........       --        --        --        --            13%           --
Customer E........       --        --        --        --            11%           --

Percentages are listed in the table above only when the result is 10% or greater. Customer A is a cash basis customer and therefore its outstanding invoices have not been included in the Company's accounts receivable balances. Customer B had less than 10% of total accounts receivable for the periods ended September 30, 2003 and 2002. Customers C, D and E had less than 10% of total revenue for the three and nine month periods ended September 30, 2003 and 2002.

NOTE 6-RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the nine months ended September 30, 2003 and the remaining restructuring and impairment accrual balance at September 30, 2003 (in thousands):

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

NOTE 7-INCOME TAXES

Since inception, the Company has incurred net losses for federal and state tax purposes, and anticipates losses for the foreseeable future. The Company has therefore not recognized any tax provision or benefit for income taxes for the three and nine months ended September 30, 2003. The Company recognized a $400,000 tax benefit for the three and nine months ended September 30, 2002 after determining that a tax provision related to an exposure item recorded in connection with the Company's acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination.

NOTE 8-COMMITMENTS AND CONTINGENCIES

Litigation/Arbitration

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment relating to the arbitration, awarding Corio damages of $1,115,440 plus pre-judgment interest from September 21, 2001 (the interest is likely to total approximately $210,000). LivePerson, Inc. has filed a motion to vacate the award in the Superior Court of California, County of San Francisco. Corio disputed the motion to vacate and is awaiting the judge's ruling on the motion. Any cash received pursuant to this award will be recorded as revenue only upon collection.

Service Level Agreements

The Company's application management services contracts contain service level agreements that obligate the Company to provide its applications at certain levels of performance. If the Company fails to meet these service levels, the Company may be contractually obligated to provide its customers a partial credit for its services rendered. If the Company were to continue to fail to meet these service levels, certain of its customers may then have the right to cancel their contracts with the Company. The Company's contracts generally limit the scope and circumstances in which the Company would provide credits to its customers. The Company believes its policies and practices limit its exposure related to these service level obligations. Numerous factors can affect the service level provided by the Company. The Company cannot determine the maximum amount of future credits, if any, related to such service level obligations.

NOTE 9-SUBSEQUENT EVENTS

In October 2003, the Company acquired substantially all of the assets and certain liabilities of Nexus Technology, Inc. ("Nexus"). At closing, the Company paid approximately $10.0 million in consideration, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock. In addition, Nexus will be entitled to receive an earn-out payment of up to $2 million to be paid in Corio common stock based on achievement of financial goals. The Company is in the process of allocating the purchase price related to this acquisition. The Company expects the majority of the purchase price to be allocated to goodwill and other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2002 Annual Financial Report to Stockholders.

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF AND CORIO SHALL HAVE NO DUTY TO UPDATE STATEMENTS MADE HEREIN. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" HEREIN. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN AND IN THE COMPANY'S OTHER PUBLIC FILINGS. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Estimates are used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, certain loss contingencies, valuation allowances and other special charges. Actual results could differ from these estimates. We review these accounting policies we use in reporting our financial results on a regular basis. In addition, our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

  Cash basis customers
  Allowance for doubtful accounts
  Loss contingencies
  Valuation allowance

Cash Basis Customers

We recognize revenue as the services are provided to our customers provided that collection of the receivable is probable. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer probable, we revert to recognizing revenue as payment for services is received and we designate those customers as "cash basis customers". Revenues recognized from cash basis customers were $5.9 million and $4.3 million for the three months ended September 30, 2003 and 2002, respectively. Revenues recognized from cash basis customers were $17.2 million and $13.6 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, we had outstanding invoices of $2.1 million and $3.8 million, respectively, related to services provided to cash basis customers. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. Our revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as the change in composition of these customers.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through the identification of specific receivables where we expect that payment will not be received, in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry, among other factors. An unallocated reserve is established for all amounts which have not been specifically identified, based on applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At September 30, 2003 and December 31, 2002, our allowance for doubtful accounts was $361,000 and $403,000, respectively. The decrease was mainly due to a corresponding decrease in accounts receivable.

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

For our restructuring liability, we estimate the amounts for employee severances, impaired assets and vacated office space. We evaluate long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For our office lease restructuring liability, our estimate is based on our assessment of our predicted sublease income over the remaining lease term. We increased our office lease restructuring liability in the first quarter of 2003 as a result of the sublease agreement signed in May 2003.

In addition, since we perform some of our professional services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. Our process for tracking our progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. We believe this process results in a reasonable estimate of our progress to completion. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. We regularly evaluate current information available to us to determine whether such recorded losses should be adjusted. In the third quarter of 2003, we determined that our professional services provision for contract losses that we had recorded during fiscal years 2001 and 2002 was no longer appropriate due to our decreased number of fixed fee contracts. We reduced our provision for contract losses by $668,000 which resulted in a corresponding reduction to professional services expenses for the three and nine month periods ended September 30, 2003.

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

                                                                                             Three Months Ended
                                               Three Months Ended     Three Months Ended    September 30, 2003
                                              September 30, 2003     September 30, 2002           versus
                                              -------------------    -------------------    September 30, 2002
                                                        Percentage             Percentage   -------------------
                                                        of Total               of Total      Dollar   Percentage
                                               Amount   Revenues      Amount   Revenues      Change    Change
                                              --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services......... $  14,295        92%  $   9,399        70%  $   4,896        52%
    Professional services and other.........     1,245         8%      3,982        30%     (2,737)      (69)%
                                              --------- ---------    --------- ---------    ---------
    Total revenues..........................    15,540       100       13,381       100        2,159        16%

COSTS AND EXPENSES:
    Application management services ........    11,210        72%      9,704        73%      1,506        16%
    Professional services and other ........       730         5%      3,708        28%     (2,978)      (80)%
    Research and development ...............     1,123         7%      1,316        10%       (193)      (15)%
    Sales and marketing ....................     2,125        14%      2,085        16%         40         2%
    General and administrative .............     2,339        15%      2,693        20%       (354)      (13)%
    Restructuring charges...................        --         0%      4,036        30%     (4,036)     (100)%
    Amortization of stock based compensation       (34)        0%        690         5%       (724)     (105)%
    Amortization of intangible assets.......       367         2%         56         0%        311       555%
                                              --------- ---------    --------- ---------    ---------
    Total operating expenses................    17,860       115%     24,288       182%     (6,428)      (26)%
                                              --------- ---------    --------- ---------    ---------          %
Loss from operations........................    (2,320)      (15)%    (10,907)      (82)%      8,587       (79)%
Interest and other income...................       136         0%        482         4%       (346)      (72)%
Interest and other expense..................       (73)        0%       (203)       (2)%        130       (64)%
Tax benefit.................................        --         0%        400         3%       (400)     (100)%
                                              --------- ---------    --------- ---------    ---------
Net loss.................................... $  (2,257)      (15)%  $ (10,228)      (77)%  $   7,971       (78)%
                                              ========= =========    ========= =========    =========

                                                                                             Nine Months Ended
                                               Nine Months Ended      Nine Months Ended     September 30, 2003
                                              September 30, 2003     September 30, 2002           versus
                                              -------------------    -------------------    September 30, 2002
                                                        Percentage             Percentage   -------------------
                                                        of Total               of Total      Dollar   Percentage
                                               Amount   Revenues      Amount   Revenues      Change    Change
                                              --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services......... $  45,762        89%  $  28,417        74%  $  17,345        61%
    Professional services and other.........     5,833        11%      9,959        26%     (4,126)      (41)%
                                              --------- ---------    --------- ---------    ---------
    Total revenues..........................    51,595       100       38,376       100       13,219        34%

COSTS AND EXPENSES:
    Application management services ........    36,333        70%     27,024        70%      9,309        34%
    Professional services and other ........     4,455         9%     10,583        28%     (6,128)      (58)%
    Research and development ...............     3,819         7%      5,092        13%     (1,273)      (25)%
    Sales and marketing ....................     6,632        13%      8,324        22%     (1,692)      (20)%
    General and administrative .............     6,917        13%      8,682        23%     (1,765)      (20)%
    Restructuring charges...................     2,334         5%      4,036        11%     (1,702)      (42)%
    Amortization of stock based compensation       445         1%      1,791         5%     (1,346)      (75)%
    Amortization of intangible assets.......     1,257         2%         56         0%      1,201     2,145%
                                              --------- ---------    --------- ---------    ---------
    Total operating expenses................    62,192       120%     65,588       172%     (3,396)       (5)%
                                              --------- ---------    --------- ---------    ---------
Loss from operations........................   (10,597)      (20)%    (27,212)      (72)%     16,615       (61)%
Interest and other income...................       518         1%      1,596         4%     (1,078)      (68)%
Interest and other expense..................      (285)       (1)%       (753)       (2)%        468       (62)%
Tax benefit.................................        --         0%        400         1%       (400)     (100)%
                                              --------- ---------    --------- ---------    ---------
Net loss.................................... $ (10,364)      (20)%  $ (25,969)      (69)%  $  15,605       (60)%
                                              ========= =========    ========= =========    =========

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002

OVERVIEW

Our net loss for the three months ended September 30, 2003 and 2002 was $2.3 million and $10.2 million, respectively. Our net loss for the nine months ended September 30, 2003 and 2002 was $10.4 million and $26.0 million, respectively. Our net loss for the three and nine months ended September 30, 2003 was favorably impacted by a $413,000 reduction in various application management expenses associated with reimbursements received related to the final settlement of contingencies associated with our purchase of Qwest Cyber.Solutions ("QCS") and a $668,000 reduction in professional services expenses related to the reduction of our provision for contract losses.

REVENUES

Total revenue was $15.5 million and $13.4 million for the three months ended September 30, 2003 and 2002, respectively. Total revenue was $51.6 million and $38.4 million for the nine months ended September 30, 2003 and 2002, respectively. For the twelve month period ended September 30, 2003, Expanets, Inc, ("Expanets") accounted for 11% of total revenues. Expanets recently announced that it has entered into an agreement to sell substantially all of its assets. Although we have a long term contract with Expanets, there are no assurances at this time that the acquirer will continue to purchase our services following the completion of the acquisition.

In the ordinary course of business, we recorded revenue of $16,000 and $32,000 for the three and nine months ended September 30, 2003, respectively, arising from transactions with one company with which we have directors in common. At September 30, 2003, we had no accounts receivable arising from such transactions. We recorded no revenue for the three months ended September 30, 2002, and $2.1 million for the nine months ended September 30, 2002 arising from transactions with four companies with which we had directors in common. At September 30, 2002, we had no accounts receivable arising from such transactions.

APPLICATION MANAGEMENT SERVICES REVENUES. Revenues from our application management services were $14.3 million for the three months ended September 30, 2003, including $1.5 million in non-recurring revenues from customer contract terminations. Included in the three months ended September 30, 2003 revenues of $14.3 million is $5.9 million recognized as a result of payments from cash basis customers. For the three months ended September 30, 2002, our revenues of $9.4 million included approximately $2.0 million in non- recurring revenues from customer contract terminations. Included in the three months ended September 30, 2002 revenues of $9.4 million was $4.2 million recognized as a result of payments from cash basis customers. For the nine months ended September 30, 2003, revenues from our application management services were $45.8 million, including approximately $2.5 million in non- recurring revenues from customer contract terminations. Included in the nine months ended September 30, 2003 revenues of $45.8 million was $16.8 million recognized as a result of payments from cash basis customers. For the nine months ended September 30, 2002, revenues from our application management services were $28.4 million, including $4.5 million in non-recurring revenues from customer contract terminations. Included in the nine months ended September 30, 2002 revenues of $28.4 million was $13.1 million recognized as a result of payments from cash basis customers. The increase in application management services revenues for the three and nine months ended September 30, 2003 was primarily due to the additional customer revenue acquired as a result of our September 2002 acquisition of QCS. At both September 30, 2003 and December 31, 2002, we had a balance of $1.9 million for deferred application management services revenues primarily from several customers who prepaid a portion of their contract. These deferred revenues are recognized in our statement of operations as the related services are provided over the life of the contract.

PROFESSIONAL SERVICES AND OTHER REVENUES. Our professional services and other revenues were $1.2 million for the three months ended September 30, 2003, including $51,000 recognized as a result of payments from cash basis customers, and $4.0 million for the three months ended September 30, 2002, including $144,000 recognized as a result of payments from cash basis customers. Our professional services and other revenues were $5.8 million for the nine months ended September 30, 2003, including $486,000 recognized as a result of payments from cash basis customers and $10.0 million for the nine months ended September 30, 2002, including $564,000 recognized as a result of payments from cash basis customers. The decrease in professional services revenues for the three and nine months ended September 30, 2003 was primarily due to the decreased number of new customer implementations. At September 30, 2003 and December 31, 2002, we had balances of $186,000 and $647,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators and other factors.

COSTS AND EXPENSES

Total expenses were $17.9 million and $24.3 million for the three months ended September 30, 2003 and 2002, respectively. Total expenses were $62.2 million and $65.6 million for the nine months ended September 30, 2003 and 2002, respectively. We anticipate total expenses to increase in the fourth quarter compared to the third quarter of 2003 due to the additional costs associated with integrating, administering and supporting the customers acquired from Nexus Technology, Inc. in October 2003.

APPLICATION MANAGEMENT SERVICES EXPENSES. Application management services expenses, excluding non-cash stock based compensation of $7,000 and $50,000 for the three months ended September 30, 2003 and 2002, respectively, were $11.2 million for the three months ended September 30, 2003 and $9.7 million for the three months ended September 30, 2002. Application management services expenses, excluding non-cash stock based compensation of $65,000 and $226,000 for the nine months ended September 30, 2003 and 2002, respectively, were $36.3 million for the nine months ended September 30, 2003 and $27.0 million for the nine months ended September 30, 2002. The increase in application management services expenses for the three and nine months ended September 30, 2003 and 2002 was mainly attributable to the additional costs associated with integrating, administering, and supporting the customers acquired from QCS in September 2002. The $1.5 million increase in expenses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was mainly attributable to a $1.5 million increase in data center fees, a $179,000 increase in payroll expenses and a $296,000 increase in depreciation expense offset by a $413,000 decrease in various application management expenses associated with reimbursements received related to the final settlement of contingencies associated with our QCS acquisition. The $9.3 million increase for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was attributable to a $5.2 million increase in data center fees, a $1.8 million increase in payroll expenses, a $1.2 million increase in depreciation expense, a $623,000 increase in outside contractor expenses, a $625,000 increase in equipment maintenance and a $220,000 increase in facility costs, and partially offset by a $413,000 decrease in various application management expenses associated with reimbursements received related to the final settlement of contingencies associated with our QCS acquisition.

PROFESSIONAL SERVICES AND OTHER EXPENSES. Professional services and other expenses were $730,000 for the three months ended September 30, 2003 and $3.7 million for the three months ended September 30, 2002. The $3.0 million decrease was due primarily to a reduction in the number of active contracts, which resulted in a reduction of $896,000 in personnel costs, a $1.0 million decrease in outside contractor expenses, a $272,000 decrease in travel related expenses and a $118,000 decrease in allocated facilities expenses. In addition, during the third quarter of 2003, as a result of the conclusion of the majority of our significant fixed fee professional services contracts, we adjusted our provision for contract losses and decreased the balance by $668,000 which resulted in a corresponding reduction to professional services expenses for the three and nine months ended September 30, 2003. Our professional services and other expenses were $4.5 million for the nine months ended September 30, 2003 and $10.6 million for the nine months ended September 30, 2002. The $6.1 million decrease in expenses was primarily attributable to the reduction in the number of contracts in process which resulted in a reduction of $2.7 million in personnel costs, a $1.4 million decrease in outside contractor expenses, a $574,000 decrease in travel related expenses and a $376,000 reduction in facilities expenses. The remaining difference was primarily attributable to adjustments to decrease our provision for contract losses related to our fixed fee professional services implementations. There were no professional services stock based compensation charges for the three and nine months ended September 30, 2003 or 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses, excluding non-cash stock based compensation of $11,000 and $51,000 for the three months ended September 30, 2003 and 2002, respectively, were $1.1 million for the three months ended September 30, 2003 and $1.3 million for the three months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 7% for the three months ended September 30, 2003 and 10% for the three months ended September 30, 2002. The $200,000 expense decrease was mainly due to a $53,000 reduction in personnel costs and a $107,000 reduction in depreciation expense.

Research and development expenses, excluding non-cash stock based compensation of $2,000 and $116,000 for the nine months ended September 30, 2003 and 2002, respectively, were $3.8 million for the nine months ended September 30, 2003 and $5.1 million for the nine months ended September 30, 2002. Research and development expenses as a percentage of total revenues were 7% for the nine months ended September 30, 2003 and 13% for the nine months ended September 30, 2002. The $1.3 million decrease in expense was mainly attributable to a $1.0 million reduction in personnel costs and a $207,000 reduction in depreciation expense mainly due to certain assets being fully depreciated in 2003.

SALES AND MARKETING EXPENSES. Sales and marketing expenses, excluding non-cash stock based compensation of $27,000 and $160,000 for the three months ended September 30, 2003 and 2002, respectively, were $2.1 million for both the three months ended September 30, 2003 and 2002. Sales and marketing expenses as a percentage of total revenues were 14% for the three months ended September 30, 2003 and 16% for the three months ended September 30, 2002. Personnel expenses decreased $179,000, marketing program expenses decreased $51,000 and outside contractor expenses decreased $24,000. These decreases in expenses were offset by a $269,000 increase in amortization expenses for non-cash costs associated with repurchasable shares issued to Cap Gemini Ernest & Young. No amortization expense was recognized for the three months ended September 30, 2003 as the repurchase rights related to these shares lapsed in May 2003.

Sales and marketing expenses, excluding non-cash stock based compensation of $187,000 and $718,000 for the nine months ended September 30, 2003 and 2002, respectively, were $6.6 million for the nine months ended September 30, 2003 and $8.3 million for the nine months ended September 30, 2002. Sales and marketing expenses as a percentage of total revenues were 13% for the nine months ended September 30, 2003 and 22% for the nine months ended September 30, 2002. The $1.7 million expense decrease was attributable to a $1.1 million decline in payroll expenses, a $302,000 decrease in advertising and marketing programs, a $119,000 reduction in travel related expenses, a $70,000 decrease in facility costs and a $558,000 reduction in amortization expense associated with a marketing alliance that was fully amortized in April 2002. These expense decreases were offset by a $559,000 increase in amortization expenses for non-cash costs associated with repurchasable shares issued to Cap Gemini Ernest & Young.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, excluding non-cash stock based compensation of ($79,000) and $429,000 for the three months ended September 30, 2003 and 2002, respectively, were $2.3 million for the three months ended September 30, 2003 and $2.7 million for the three months ended September 30, 2002, respectively. General and administrative expenses as a percentage of total revenues were 15% for the three months ended September 30, 2003 and 20% for the three months ended September 30, 2002. The $400,000 decrease in general and administrative expenses was mainly due to a $164,000 reduction in telecommunication expenses and a $175,000 decrease in depreciation expense.

General and administrative expenses, excluding non-cash stock based compensation of $191,000 and $731,000 for the nine months ended September 30, 2003 and 2002, respectively, were $6.9 million for the nine months ended September 30, 2003, and were $8.7 million for the nine months ended September 30, 2002. General and administrative expenses as a percentage of total revenues were 13% for the nine months ended September 30, 2003 and 23% for the nine months ended September 30, 2002. The $1.8 million decrease in general and administrative expenses is mainly attributable to a $437,000 decline in payroll expenses, a $417,000 decrease in telecommunications costs, a $363,000 decrease in office expenses, a $223,000 decrease in depreciation expense and a $465,000 decrease in rent expense due to the rent related to the vacated portion of our headquarters facility being already charged to restructuring expense in the third quarter of 2002.

RESTRUCTURING CHARGES. During the third quarter of 2002, we reviewed our facilities requirements and vacated a portion of our headquarters in San Carlos, California. Related to this action, we took a third quarter impairment charge of $3.8 million to record the estimated loss associated with a portion of the remaining lease stream of the unoccupied space. During the third quarter of 2002, we also incurred $272,000 for severance benefits.

In May 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. During the quarter ended March 31, 2003, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve. There were no additional restructuring charges recorded during the three months ended September 30, 2003.

AMORTIZATION OF STOCK-BASED COMPENSATION. Amortization of deferred stock-based compensation was ($34,000) and $690,000 for the three months ended September 30, 2003 and 2002, respectively. The credit was due primarily to significant forfeitures during the three months ended September 30, 2003. The amortization of deferred stock-based compensation was $445,000 and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. Our remaining deferred compensation balance at September 30, 2003 is $25,000.

AMORTIZATION OF OTHER INTANGIBLES. Related to our Qwest Cyber.Solutions' (QCS) acquisition, we recorded an intangible asset for our acquired customer contracts of $2.7 million, which is included in other assets in the accompanying condensed consolidated balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Amortization of the intangible asset was $367,000 for the three months ended September 30, 2003 and $1,257,000 for the nine months ended September 30, 2003. Amortization of the intangible asset was $56,000 for the three and nine months ended September 30, 2002 as the acquisition occurred in September 2002.

INTEREST AND OTHER INCOME AND EXPENSE. Net interest and other income and expense were $63,000 for the three months ended September 30, 2003 and $279,000 for the three months ended September 30, 2002. Net interest and other income and expense were $233,000 for the nine months ended September 30, 2003 and $843,000 for the nine months ended September 30, 2002. The three and nine month decreases in net interest income were due primarily to lower average cash and investment balances at September 30, 2003 and were offset, in part, by a decrease in interest expense due to lower average debt balances.

INCOME TAXES. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the three and nine months ended September 30, 2003. We recognized a $400,000 tax benefit for the three and nine months ended September 30, 2002 after determining that a tax provision related to an exposure item recorded in connection with our acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had cash and cash equivalents, short-term investments, and restricted cash of $43.4 million, a decrease of $8.2 million from December 31, 2002. At September 30, 2003, we had cash and cash equivalents of $11.6 million compared to $26.9 million at December 31, 2002. The $15.3 million decrease was primarily the result of $10.5 million used in investing activities, $3.5 million to repay debt and $1.4 million used in operating activities.

Net cash used in operating activities was $870,000 for the nine months ended September 30, 2003 compared to $14.2 million used in operating activities for the nine months ended September 30, 2002. The $13.4 million net change was primarily due to the reduction of our net loss.

Net cash used in investing activities was $11.0 million for the nine months ended September 30, 2003 compared to $9.1 million provided by investing activities in the nine months ended September 30, 2002. For the nine months ended September 30, 2003, investing activities consisted primarily of $3.2 million in equipment purchases and $7.7 million of net purchases of short- term investments. For the nine months ended September 30, 2002, investing activities consisted primarily of $23.3 million of net sales of short-term investments offset by $14.0 million used for our QCS acquisition.

Net cash used by financing activities was $3.5 million and $5.1 million for the nine months ended September 30, 2003 and 2002, respectively. Financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, offset by repayments of notes and capital leases. The decrease in our cash used by financing activities is mainly due to our decreases in debt repayments due to our lower debt balances at September 30, 2003.

Except for equipment operating leases, we have no off balance sheet financing arrangements (see Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

In October 2003, we acquired substantially of the assets and certain liabilities of Nexus Technology, Inc. ("Nexus"). At closing, we paid approximately $10.0 million in consideration, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock. In addition, Nexus will be entitled to receive an earn-out payment of up to $2 million to be paid in Corio common stock based on achievement of financial goals.

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. However, any major changes in the nature of our business, or a significant reduction in demand for our services, the acquisition of products, the need for significant new capital expenditures of an existing business, could further utilize our cash reserves. To the extent we require additional cash, there can be no assurances that we will be able to obtain such financing on terms favorable to Corio, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We have a history of losses and expect that we will continue to incur losses and negative cash flow and may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of September 30, 2003, we had an accumulated deficit of $257 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may hire additional people in certain areas of our company in order to support our business and promote and sell our services. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications, and ongoing services, for customers. As a result of all of these factors, to achieve operating profitability on a consistent basis, excluding non-cash charges, we will need to increase our customer base and number of customers, to increase our revenue, to decrease our overall costs of providing services, including the costs of our licensed technology, our operations and the costs of customer acquisitions. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, because we may continue to invest in our business faster than we anticipate growth in our revenues, we may continue to incur significant losses and negative cash flow for the foreseeable future and we may never be profitable.

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

Any failure to replace revenue from lost customers may result in Corio failing to achieve profitability and positive cash flow.

We have experienced customer attrition in the past and expect to experience it in the future. Customers may leave for a number of reasons, including the acquisition of a customer by a company which does not need access to the kinds of services we provide, either because the acquiring company has in-house capabilities, existing contractual arrangements that preclude them from using our services or for a variety of other reasons. If we do not grow our revenue, we may never achieve profitability or positive cash flow and therefore the loss of any significant customers could adversely affect our operating results. One of our customers, Expanets, Inc., accounted for 11% of our total revenues for the twelve month period ended September 30, 2003. Expanets recently announced that it has signed an agreement to be acquired. The acquisition has not been consummated. Although we have a long term contract with Expanets, we are unsure of the acquirer's intentions around whether to retain our services, and this presents risks regarding how long Expanets will remain a customer, if, for example, the acquiring entity decides to replace our system with its current system or another system. If we lose Expanets, or any other significant customer, and are unable to replace this revenue with revenue from new or existing clients, this will have an adverse effect on our ability to achieve profitability and positive cash flow.

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
  reduce costs associated with the delivery of services to our customers;
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
  continue to offer new services that complement our existing offerings;
  increase awareness of our brand; and
  maintain our current, and develop new, strategic relationships.

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

Our quarterly operating results may fluctuate due to the nature of our ASP business, timing of payments received from cash basis customers and other factors affecting our revenues and costs, which could cause our stock price to fall.

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

  the timing of obtaining, implementing and establishing connectivity with individual customers;
  the loss of or change in our relationship with important customers and our ability or inability to collect termination fees from terminating customers;
  any increase or decrease in termination fees, settlement fees or judgments paid in a quarter versus other quarters;
  the timing and magnitude of expanding our operations and of other capital expenditures;
  the timing and amount of payments received from cash basis customers as well as the change in composition of these customers costs, including license fees, relating to the software applications we use;
  changes in our pricing policies or those of our competitors;
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
  maintain a high level of customer service and support;
  expand our implementation and consulting resources internally and with third-parties; and
  expand, train, manage and retain our employee base effectively.

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

Our services involve the storage and transmission of business-critical, proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Anyone who circumvents our security measures could misappropriate business- critical proprietary information or cause interruptions in our services or operations. In addition, computer "hackers" could introduce computer viruses into our systems or those of our customers, which could disrupt our services or make them inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and our business and reputation would be harmed if we do not prevent them.

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

Our application management agreements are typically long- term, fixed-price contracts, which may hinder our ability to become profitable.

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
  systems integrators, such as Accenture and, Bearing Point;
  offshore providers such as Wipro, Tata and Infosys;
  software vendors, such as Oracle, PeopleSoft, SAP and Siebel Systems; and
  major technology providers, such as Microsoft.

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

  develop and expand their network infrastructures and service offerings more quickly;
  adapt to new or emerging technologies and changing customer needs faster;
  take advantage of acquisitions and other opportunities more readily;
  negotiate more favorable agreements with software application vendors;
  devote greater resources to the marketing and sale of their products; and
  address customers' service-related issues more effectively.

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

We may never achieve the anticipated benefits from our acquisition of Nexus Technology, Inc.

In October 2003, we acquired substantially all of the assets of Nexus Technology, Inc. as part of our efforts to expand our applications management business and product offerings. We may experience difficulties in achieving and may never fully realize the anticipated benefits of our acquisition of Nexus Technology. Potentials risks with this acquisition include, among others:

  Possible impairment of relationships with employees and customers as a result of the acquisition of Nexus Technology;
  Inability to retain key employees of Nexus Technology.
  Inability to retain customers of Nexus Technology;
  Diversion of management's attention from other business concerns;
  Difficulties in assimilation of acquired personnel, operations, technologies or products.

In addition, Corio has an obligation to issue additional shares of its common stock to Nexus Technology upon Corio's attainment of specific revenue milestones for the 3-month period ending December 31, 2004. Any such issuance would dilute our existing stockholders.

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

In September 2002 and October 2003, we completed the acquisition of the ASP assets of Qwest Cyber Solutions LLC and Nexus Technology, Inc., respectively. The integration of the ASP assets of Qwest Cyber Solutions and Nexus Technology into our business is ongoing, and we may experience disruption and distraction related thereto and unexpected costs associated therewith. We have lost, and may continue to lose, customers acquired from Qwest Cyber Solutions, and we may experience similar losses of customers acquired from Nexus Technology.

We expect that further consolidation in our industry may occur. We may acquire or make investments in additional complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, customers, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, cause customer loss, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders.

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

Any infringement claims involving our technology or the applications we offer or other lawsuits could cost a significant amount of money and could divert management's attention away from our business.

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

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41% of our common stock at September 30, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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
  Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control, and several members of our board of directors have contracts with us that provide for the acceleration of vesting of their stock options upon a change of control.
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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We manage our interest rate risk by maintaining an investment portfolio primarily consisting of debt instruments with high credit quality and relatively short average maturities of one to eighteen months in accordance with the Company's investment policy. The policy also limits the amount of credit exposure to any one issuer. Notwithstanding our efforts to manage interest rate risks, there can be no assurances that we will be adequately protected against the risks associated with interest rate fluctuations.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation/Arbitration

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment relating to the arbitration, awarding Corio damages of $1,115,440 plus pre-judgment interest from September 21, 2001 (the interest is likely to total approximately $210,000). LivePerson, Inc. has filed a motion to vacate the award in the Superior Court of California, County of San Francisco. Corio disputed the motion to vacate and is awaiting the judge's ruling on the motion.

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

After deducting expenses of the IPO, the net offering proceeds to the Company were approximately $128,200,000. From July 20, 2000, the effective date of the Registration Statement, to September 30, 2003, the ending date of the reporting period, the approximate amount of net offering proceeds used were $23.3 million to repay outstanding debt and approximately $70.9 million to fund operations. The remaining net proceeds are invested in short- term financial instruments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) On July 22, 2003, the Company furnished a Current Report on Form 8-K in connection with the press release of the Company's financial results for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

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