Form 10-K
period 2003-12-31
CORIO INC
filed 2004-03-30
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 30, 2003, as reported by the Nasdaq National Market, was approximately $56,785,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded from the computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 27, 2004, there were 62,653,989 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 12, 2004, are incorporated by reference in Parts III of this Form 10-K.

Corio, Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

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

You should not place undue reliance on these forward- looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Risk Factors" on pages 22 to 34. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form

10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward- looking statements.

Item 1.    Business

Overview

We were established in September 1998 by acquiring all of the capital stock of Data Systems Connectors, Inc., or DSCI. At that same time, we incorporated in Delaware. We are an enterprise application service provider, or ASP. Our services include the implementation and management of business software for companies. We perform our services across a secure network from data centers, allowing our customers to outsource some or almost all aspects of their application management services needs. The solutions we provide our customers are services related to enterprise software applications provided by companies such as Oracle, PeopleSoft, SAP, Ariba and Siebel Systems, allowing our customers access to an application suite which provides (i) enterprise resource planning functionality to assist in areas such as human resources and finance, (ii) customer relationship management functionality to assist in interactions with customers, and (iii) e-business capabilities. We have arrangements with companies such as (i)Structure, XO Communications, Qwest and various telecommunications providers to provide our customers leading data center and network infrastructure technologies. Our services are designed to accommodate the requirements of medium to large, public, private, non-profit and public sector companies. By allowing our customers to outsource certain information technology services needs, we enable our customers to avoid many of the significant and unpredictable ongoing application management challenges, and to reduce costs and extend the value of their technology. By providing software application implementation, integration, management and various upgrade services and related hardware and network infrastructure, our services help reduce the information technology burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

We operate through two lines of business:

Application Management Services-Our application management services consist of ongoing services for business software application systems, which often includes providing the computers, data center facilities and networks to support the software applications and working with our customers to address problems that arise with these applications or the computers or networks that run them.

Professional Services-Our professional services engagements consist of discrete projects on behalf of our customers such as implementing business software applications in a manner that meets the customer's requirements.

Industry Background

Traditionally, organizations have installed, operated and maintained enterprise software applications internally. The ongoing costs of operating these applications, including patching, upgrading, training and management expenses, are often significant, unpredictable and inconsistent and may increase over time. The emergence of the Internet, the increased communications bandwidth and the re-writing of enterprise software to be delivered over internet protocol networks have transformed the way enterprise software applications are being provided to customers. Instead of in-house installations, these applications are beginning to be hosted by third parties, in which the hosting company maintains the applications on an off-site server typically in a data center and delivers the applications to customers over the Internet as a service. In addition, competitive pressures have led to a renewed focus on core competencies, with many businesses concluding that building and maintaining IT capabilities across their entire set of applications are not core competencies. In response to these factors, companies are adopting hosted and managed applications rather than managing them in-house.

The Corio Solution

We manage business software applications over a secure network for a monthly fee. We offer our customers business software solutions which we believe are among the best solutions available to meet the needs of our enterprise customers. Our services provide customers the following business benefits:

Lower and More Predictable Costs.    Our customers gain access to services related to applications offered by some of the leading software vendors hosted over a secure network often without many of the significant and unpredictable follow-on software support costs associated with internally-operated IT systems. We will implement business software applications, for a fixed fee or on a time and materials basis, and will host applications for a monthly fee.

Leading Applications.    We host sophisticated enterprise applications for our customers. We offer hosted and managed solutions for software from vendors who are recognized as being leaders in their respective fields, such as Oracle, PeopleSoft, SAP, Ariba and Siebel Systems.

Accelerated Time to Benefit.    We can typically complete a standard implementation of our applications in 8 to 20 weeks. This allows our customers to avoid the longer implementation times frequently experienced with installing and integrating customized, sophisticated applications on their own and training and sometimes hiring IT staff to service these applications. Our services enable customers to achieve their desired benefits quickly by reducing the time required to establish or augment their IT capabilities.

Focus on Core Business.    We reduce the IT burdens of companies by providing application implementation, management and various upgrade services and related hardware and network infrastructure. By providing our customers with software, hardware and network management capabilities, we enable companies to focus on their core business.

Outstanding Service and Support.    We are dedicated to providing our customers quality customer service and support. Our IT professionals work with our customers to manage our services and provide needed support. We assign to each customer a support team composed of software application specialists, network engineers, hardware engineers and customer support.

Services

Our service offerings consist of application management services and professional services.

Application Management Services

Our application management services consist of hosting and managing services for a suite of business software applications. The application suite that we host and manage is designed to provide our customers with enterprise resource planning tools and customer relationship management solutions. We are responsible to our customers for these services, regardless of whether we have developed, bought or licensed the underlying technology. We typically guarantee service levels for customers of at least 99% availability, excluding scheduled downtime. To maintain this level of service, we have configured our hosted and managed applications for capacity and performance and incorporated into our system a sophisticated backup recovery process. We have also engineered automated upgrade and testing tools that increase our efficiency, reduce our costs and improve our ability to scale our operations. We provide these services through our application management center, which manages and supports the software applications, security infrastructure, networks, hardware and data centers, and operates 24 hours a day, seven days a week.

As of December 31, 2003, our application management services operations team consisted of 162 employees. We price our application management services based on various factors, such as the complexity of the system architecture, number and type of applications being licensed, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases frequency of use. Most of our customer agreements have three year terms.

Our application management services include the following:

Customer Support.    Our client services organization is the first point of contact for our customers. Within client services, our customer support specialists work with our experts in software applications, hardware and data center management to respond to customer requests. We also assign a member of our senior management team to each customer to ensure high levels of customer satisfaction.

Application Management.    The vendors of software applications periodically release modifications, or patches, and upgrades for their software applications. Our application management experts use our automated tools, processes and test scripts to review, test and assess modifications or upgrades released by our vendors to determine the compatibility and stability of each modification or upgrade, and then they incorporate appropriate changes and make them available to our customers.

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

Infrastructure Management.    Our customers' data resides on servers that we typically own or lease, located in secure cages in the data centers we use. Our infrastructure management personnel are responsible for all aspects of our infrastructure requirements, including hardware procurement, installation and configuration. To maintain the integrity and confidentiality of data in our shared hosting environments, we ensure rigid partitioning of each customer's information.

Data Center and Network Management.    We engage (i) Structure, XO Communications, Qwest and other providers to offer our customers state-of-the- art data centers and network management. To maximize network availability, our application management personnel have, with our data center partners, designed our network architecture to ensure a redundancy of network hardware, facilities infrastructure and telecommunications circuits. Our application management center personnel also ensure that our services support multiple network models and offer our customers a number of connectivity options, including dedicated T1 lines and virtual private networks.

Professional Services

Our professional services, which include initial implementation and ongoing project-related services, are provided both by our professional services personnel and by third-party systems integrators. We have established a professional services team to implement hosted applications quickly and efficiently. As of December 31, 2003, our professional services team consisted of 35 employees located throughout the United States. We organize our professional services team by geographic location and application expertise.

We perform professional services pursuant to either fixed fee contracts or pursuant to arrangements where we will bill our customers based on the time and costs incurred in connection with consulting, training and implementing applications.

"FastLane" is one of our implementation methodologies. The FastLane approach involves a team of our IT professionals coordinating implementation of our services using our industry-specific implementation and configuration templates. Fastlane involves specific processes and steps designed to make the implementation more efficient.

Technology

Our technology enables integration, automation and hosted deployment of software applications and facilitates the hosting of these applications.

IT Command and Control.    Corio provides an interface, named iSRVCE, to its hosted environments enabling customers to have increased visibility and control over its resources managed at Corio data centers.

Automation.    Corio automation provides automation infrastructure and processes designed to enable us to efficiently implement software upgrades and patches and perform testing. Enhanced automation enables us to scale the number of hosted applications we can support.

Hosted Deployment.    We have developed, and continue to refine, technology that allows us to deliver software applications to our customers effectively in an efficient environment over the Internet.

Customers

As of December 31, 2003, we had approximately 106 application management services customers, consisting of small to medium-sized technology companies and Fortune 1000 companies. As of December 31, 2003, we had approximately 26 active professional services contracts.

For the year ended December 31, 2003, one customer, Expanets, Inc. accounted for more than 12% of our total revenues. Expanets, Inc., was recently acquired by Avaya Inc. Although we have a long-term contract with Expanets that was assumed by Avaya, we are unsure whether Avaya intends to retain our services and Avaya is migrating Expanets system to Avaya's system. This presents significant risks regarding how long Avaya/Expanets will remain a customer. For the year ended December 31, 2002, one customer, Quadrem, accounted for 11% of total revenue and this customer renewed its contract for a significantly lower amount in 2003. For the year ended December 31, 2001 no one customer accounted for more than 10% of total revenue.

Sales and Marketing

We sell and market our services primarily through a direct sales force. Some of our software vendors and systems integrators also pass sales leads on to us. Sales and marketing expenses, excluding non-cash stock based compensation of $197,000 in 2003, $840,000 in 2002, and $309,000 in 2001, were $8.7 million for the year ended December 31, 2003, $10.5 million for the year ended December 31, 2002, and $21.8 million for the year ended December 31, 2001. As of December 31, 2003, we had 45 sales and marketing employees. Our sales organization is segmented by geographical location.

We focus our marketing efforts on achieving brand recognition, market awareness and lead generation. We market our services through telesales, directed advertising and targeted events, including tradeshows, conferences and seminars. Our current customers provide references and we feature customer recommendations in our advertising and other promotional activities.

Research and Development

Research and development capabilities are essential to our strategy to enhance and expand the capabilities of our services. We have invested significant resources in creating a structured process for undertaking all our research and development and have recruited engineers and software developers with relevant industry experience. Research and development expenses, excluding non-cash stock based compensation charges (credits) of $2,000 in 2003, $148,000 in 2002, and ($253,000) in 2001, were $4.6 million for the year ended December 31, 2003, $6.3 million for the year ended December 31, 2002 and $9.1 million for the year ended December 31, 2001. As of December 31, 2003, we had 26 employees on our research and development team.

Competition

We compete primarily on the basis of total cost of ownership, performance, service quality and security. Our current and potential competitors primarily include:

o	application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, Surebridge and USinternetworking;

o	systems integrators, such as Accenture and Bearing Point;

o	Internet service providers and web hosting companies, such as, Cable & Wireless, DIGEX and Genuity;

o	software vendors, including Oracle, PeopleSoft, SAP, and Siebel Systems; and

o	major technology providers, such as Microsoft;

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

We rely on a combination of copyright, trademark and trade secret protection, confidentiality and nondisclosure agreements and licensing arrangements to establish and protect our intellectual property rights. We cannot be certain, however, that these instruments are sufficient to protect our technology or products.

The license agreements with our customers limit their rights to the technologies that we offer and develop for our customers. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including requiring those persons with access to our proprietary information to execute nondisclosure agreements and restricting access to such information. We have applied for the registration of certain trademarks. To date, we have not secured registration of many of our trademarks. In addition, we have applied for patents on certain technology but we currently have no patents issued.

 Employees

As of December 31, 2003, we had 314 employees, including 162 in application management services, 35 in professional services, 45 in sales and marketing, 26 in research and development and 46 in general and administration. None of our employees are represented by a collective bargaining agreement. We have never experienced a work stoppage and believe our relationship with our employees is good.

Item 2.    Properties

Our headquarters includes approximately 77,000 square feet in San Carlos, California pursuant to a lease that expires in April 2010. In fiscal 2002, we reviewed our facilities requirements and vacated approximately 20,000 square feet of this facility. Related to this action, we recorded an impairment charge of $3.8 million to record the estimated loss associated with a portion of the remaining lease stream of the unoccupied space. In May 2003, the Company signed an agreement to sublease the vacated portion of its headquarters facility through the end of its lease. In the first quarter of 2003, the Company adjusted its estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of the sublease agreement.

We also lease approximately 17,000 square feet in Phoenix, Arizona pursuant to a lease that expires in February 2009, 9,000 square feet in Dallas, Texas pursuant to a lease that expires in April 2004 and 8,000 square feet in Rosemont, Illinois pursuant to a lease that expires in November 2005. We also lease approximately 20,000 square feet in Bangalore, India pursuant to a lease that expires in May 2007. We also have various small offices in certain other U.S. locations.

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

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment awarding Corio damages of $1,115,440 plus interest. LivePerson, Inc. filed a motion to vacate the award in the Superior Court of California. On November 18, 2003, the Superior Court of California issued a judgment, relating to the arbitration, awarding Corio damages of $1,346,605 plus interest from October 17, 2003 until the date of payment. LivePerson, Inc. paid Corio $1,369,479 on December 18, 2003 and subsequently appealed the judgment. For any portion of the cash paid that is affirmed on appeal or otherwise finally committed, such cash received pursuant to this award will be recorded as termination fee revenue.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock has been listed on The NASDAQ National Market under the symbol CRIO since our initial public offering on July 21, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth the high and low quarterly closing prices as reported on the Nasdaq National Market for fiscal 2003, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2003
High	$ 0.84	$ 1.80	$ 3.51	$ 3.18
Low	$ 0.64	$ 0.73	$ 1.51	$ 2.07
Year Ended December 31, 2002
High	$ 1.62	$ 1.78	$ 1.10	$ 0.97
Low	$ 1.05	$ 1.04	$ 0.49	$ 0.52

On March 26, 2004, the last reported sale price of our common stock on The NASDAQ National Market was $4.07 per share. As of March 26, 2004, we had approximately 7,200 beneficial shareholders. We have never declared or paid any cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus Technology, Inc. ("Nexus"). The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock. In addition, Nexus will be entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon Corio's attainment of specified revenue milestones for the 3-month period ending December 31, 2004 from identified existing and prospective customers of Nexus. The cash portion of the acquisition consideration was paid out of Corio's available working capital. Per the asset purchase agreement, $500,000 of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement.

 The shares of Corio common stock issued or issuable in connection with the acquisition, including any shares that may become issuable under the earn-out arrangement, are "restricted securities" within the meaning of the Securities Act. Such shares were, or, in the case of any earn-out shares, will be, issued in reliance on an exemption from the registration requirements of the Securities Act. Corio granted Nexus Technology and its stockholders resale registration rights with respect to the shares issued at the closing of the acquisition.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth to the information under the caption "Executive Compensation and Other Information" in the Registrant's 2004 Proxy Statement.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

                                                                        Years Ended December 31,
                                                         -----------------------------------------------------
                                                           2003       2002       2001       2000       1999
                                                         ---------  ---------  ---------  ---------  ---------
                                                                 (in thousands, except per share amounts)
Statement of Operations Data
Revenues:
    Application management services.................... $  60,179  $  43,559  $  36,731  $  15,326  $     746
    Professional services and other....................     8,559     12,585     14,840     29,620      5,036
                                                         ---------  ---------  ---------  ---------  ---------
    Total revenues.....................................    68,738     56,144     51,571     44,946      5,782
                                                         ---------  ---------  ---------  ---------  ---------
Costs and Expenses:
    Application management services *..................    47,756     43,053     40,572     32,564      6,297
    Professional services and other *..................     6,708     13,794     16,496     27,095      7,755
    Research and development *.........................     4,638      6,306      9,112     11,882      3,192
    Sales and marketing *..............................     8,700     10,499     21,783     34,090     11,930
    General and administrative *.......................     9,501     11,700     21,079     24,586     10,416
    Restructuring charges..............................     2,334      4,036      3,837         --         --
    Amortization of stock-based compensation...........       458      2,347      5,099     15,657      8,524
    Amortization of goodwill...........................        --         --        564      2,236      2,190
    Amortization of other intangibles..................     1,807        497         --         --         --
                                                         ---------  ---------  ---------  ---------  ---------
    Total operating expenses...........................    81,902     92,232    118,542    148,110     50,304
                                                         ---------  ---------  ---------  ---------  ---------
Loss from operations...................................   (13,164)   (36,088)   (66,971)  (103,164)   (44,522)
Interest and other income..............................       625      1,821      5,663      5,414        541
Interest and other expense.............................      (330)      (934)    (2,567)    (2,073)    (1,019)
                                                         ---------  ---------  ---------  ---------  ---------
Net loss before income taxes...........................   (12,869)   (35,201)   (63,875)   (99,823)   (45,000)
Tax benefit............................................        --        400         --         --         --
                                                         ---------  ---------  ---------  ---------  ---------
Net loss...............................................   (12,869)   (34,801)   (63,875)   (99,823)   (45,000)
Series E beneficial conversion charge..................        --         --         --    (20,158)        --
                                                         ---------  ---------  ---------  ---------  ---------
Net loss attributable to common stockholders........... $ (12,869) $ (34,801) $ (63,875) $(119,981) $ (45,000)
                                                         =========  =========  =========  =========  =========

Basic and diluted net loss per share................... $   (0.22) $   (0.66) $   (1.27) $   (5.15) $  (38.96)
                                                         =========  =========  =========  =========  =========

Shares used in computation, basic and diluted .........    57,228     53,103     50,296     23,290      1,155
                                                         =========  =========  =========  =========  =========
* Amortization of stock-based compensation not
   included in expense line item:
      Application management services.................. $      64  $     261  $     178  $     579  $     229
      Research and development.........................         2        148       (253)     1,591        923
      Sales and marketing..............................       197        840        309      4,204      2,769
      General and administrative.......................       195      1,098      4,865      9,283      4,603
                                                         ---------  ---------  ---------  ---------  ---------
      Total amortization of stock-based compensation... $     458  $   2,347  $   5,099  $  15,657  $   8,524
                                                         =========  =========  =========  =========  =========

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

                                                                               December 31,
                                                         -----------------------------------------------------
                                                           2003       2002       2001       2000       1999
                                                         ---------  ---------  ---------  ---------  ---------
                                                                              (in thousands)
Balance Sheet Data
    Cash, cash equivalents, restricted cash
       and short term investments...................... $  42,711  $  51,656  $  85,997  $ 138,781  $  37,177
    Total assets.......................................    72,143     80,292    113,290    181,284     61,596
    Notes payable and capital lease
       obligations, less current portion...............       387        399      4,942     10,409      7,335
    Total stockholders' equity.........................    47,236     49,415     81,339    137,843     36,484

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Notes Regarding Forward-Looking Statements

This Report on Form 10-K includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange act of 1934. We sometimes identify forward-looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

You should not place undue reliance on these forward- looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Risk Factors" on pages 22 to 34. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form

10-K, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward- looking statements.

Overview

For fiscal 2003, total revenues increased 22% compared to fiscal 2002 revenues and total operating expenses decreased 11% compared to fiscal 2002 operating expenses. Revenue gains from our QCS and Nexus acquisitions as well as from new sales bookings more than offset any revenue loss due to terminated customers. Expenses decreased as we realized the benefits of our automation, process improvement and cost management efforts. The combination of these items resulted in a 63% improvement in our loss from operations in 2003 compared to 2002. Our continuous drive for improvement resulted in us realizing our highest customer satisfaction levels, as measured through our customer satisfaction surveys, in the fourth quarter of 2003.

We have seen increased interest in our service offerings from customer prospects in the latter half of 2003 and anticipate this momentum continuing into fiscal 2004. To drive our sales growth and extend our market share, we are making investments in our sales and marketing and professional services areas in fiscal 2004. Our research and development team will continue to focus on further automation and enhancement of our customer interaction processes. If our revenues were to increase in 2004, we anticipate that our gross margins would also increase.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes.

Estimates are used for, but not limited to, the accounting for revenue recognition, the allowance for doubtful accounts, certain loss contingencies, valuation allowances and other special charges. Actual results could differ from these estimates. We review the accounting policies we use in reporting our financial results on a regular basis. In addition, our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

    Cash basis revenue recognition customers
    Allowance for doubtful accounts
    Loss contingencies
    Valuation allowance

Cash Basis Revenue Recognition Customers

We recognize revenue from application management services as the services are provided to our customers provided that collection of the receivable is reasonably assured. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer reasonably assured, we designate those customers as "cash basis customers" and start to recognize revenue from that customer on a cash basis, after services have been rendered and payment for services has been received. We consider the following factors in determining whether collection of revenue is no longer reasonably assured from a customer: (i) the customer's payment history and outstanding receivables balance, (ii) the increased probability of non-payment as a result of a deterioration in the customer's financial health as indicated by our review of publicly available information, bankruptcy announcements, or other factors demonstrating a serious weakness in a customer's business such as significant layoffs, decreases in revenues, loss of customers or litigation, or (iii) the increased probability of non-payment due to service-related issues or the receipt of an early termination notice from a customer. If we receive any payment from a cash basis customer in advance of services, we would recognize the payment as revenue as the services are performed. At the time a customer is designated as a cash basis customer any uncollected accounts receivable are evaluated for collectibility. Any amounts that are deemed uncollectible are written off as a reduction to our revenue. The remaining balances remain recorded on an accrual basis and are monitored for collection. Subsequent receipts are applied to these balances before we recognize any additional revenue.

If we believe that there is a reasonable chance that we will receive payment from a customer, even if payment is not reasonably assured and the customer is cash basis, we will typically not terminate the customer and will continue to provide services to that customer. We have set forth below the amount of revenue recognized from cash basis customers for the fiscal years ended December 31, 2003, 2002 and 2001 and the period in which the underlying services, which generated the revenue, were performed (in thousands):

                                                                                Year Ended December 31,
                                                                             -------------------------------
                                                                               2003       2002       2001
                                                                             ---------  ---------  ---------
Cash Basis Revenue Recorded Related to Services Performed in Current Year.. $  19,147  $  14,745  $  15,898
Cash Basis Revenue Recorded Related to Services Performed in Prior Year....     3,030      2,268        734
                                                                             ---------  ---------  ---------
      Total Cash Basis Revenue Recorded.................................... $  22,177  $  17,013  $  16,632
                                                                             =========  =========  =========

Revenue earned from cash basis customers but not recognized due to the cash basis designation was $1.4 million, $3.0 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. In addition, only one of our cash basis customers is obligated to pay recurring application management services fees in advance.

Our revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as increases or decreases in the amount of customers designated as cash basis customers.

We record all costs in connection with services provided to cash basis customers as incurred.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where it is expected that payment will not be received in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, whether a customer has been designated a "cash basis" customer, changes in the customer's overall business condition and the potential risk associated with the customer's industry among other factors. A general reserve is established for all amounts which have not been specifically identified, based on applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may require us to reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At December 31, 2003 and 2002, our allowance for doubtful accounts was $591,000 and $843,000, respectively.

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

Valuation Allowance

We provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards as of December 31, 2003. The valuation allowance was recorded given the losses we incurred through December 31, 2003, and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability, we will not fully realize these deferred tax assets.

Revenues

Our revenues consist of Corio application management services revenues and professional services revenues. For customers that engage us to perform implementation services, we typically recognize professional services revenues as we implement our applications. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the related application management service contractual term. Our professional services revenues associated with implementation initially had been relatively high compared to revenues for application management services. As our customer base has grown, application management services revenues has correspondingly grown as a percentage of revenues. With respect to total revenue, revenue for services related to ERP software applications - those applications related to the management of various functions within a company, including human resources, finance, management, manufacturing, supply chain, and sales - accounted for approximately 86% of total revenue in 2003, 65% of total revenue in 2002 and 47% of total revenue in 2001. We expect that revenue related to ERP applications will continue to account for a majority of our total revenue for the foreseeable future.

In the ordinary course of business, we have recorded revenue of $40,000 in the year ended December 31, 2003 arising from transactions with one company with which we had directors in common. At December 31, 2003, we have no accounts receivable arising from such transactions. In the ordinary course of business, we have recorded revenue of $2.3 million in the year ended December 31, 2002 arising from transactions with four companies with which we had directors in common. At December 31, 2002, accounts receivable included $659,000 arising from such transactions. In the year ended December 31, 2001, we recorded revenue of $4.4 million arising from transactions with five companies with which we had directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions.

Application Management Services Revenues.    Revenues from application management services consist of monthly fees from ongoing services as well as start-up fees which are recognized ratably over the contract term upon the commencement of our hosting services, which is typically three years. We also recognize revenues in respect of customer prepayments for application management services over the contract term. In addition, fees for support services are recognized as revenue as the services are performed. We price our application management services based on various factors, such as the number and type of applications being licensed, the amount of hardware and software required, the number of users covered by a contract and the frequency of access to our applications. The monthly fee for our application management services is typically fixed for the life of the contract, subject to increases in the event a customer requires additional applications, increases its number of users or increases its frequency of use. Application management services revenues comprised 88%, 78% and 71% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Our standard contract terms include provisions for settlement fees in the event that a customer terminates its contract prior to the expiry of the term. These settlement fees are recognized as revenue when received. Because these events are unpredictable and uncertain, the amount received in any one quarter may vary significantly and there may not be any settlement fees in some future quarters. Included in fiscal year 2003 results are settlement fees arising from early terminations of approximately $3.1 million. Included in fiscal year 2002 results are settlement fees arising from early terminations of approximately $4.5 million. Included in fiscal year 2001 results are settlement fees arising from early terminations of approximately $3.4 million and the recognition of prepaid revenue in the amount of $712,000 from a customer that had filed for bankruptcy. These termination and settlement fees were primarily the result of emerging high-growth companies experiencing financial difficulties or discontinuing operations. As we focus on customers that are larger and more stable and move away from high-growth companies, revenue from termination and settlement fees may diminish as customer terminations decrease. Also, the sales cycle for larger customers typically takes longer and this may adversely affect our application management services revenue.

Professional Services and Other Revenues.    Revenues from professional services consist of fees derived from providing implementation, consulting, training and related services for our customers. We perform these professional services pursuant to fixed-fee or time and materials contracts. We generally recognize revenues from the delivery of professional services as we perform the services under time and materials contracts or under the percentage-of-completion method of contract accounting. We record losses resulting from fixed-fee contracts at the time the losses become known. Professional services and other revenues comprised 12%, 22% and 29% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer. Our process for tracking our progress to completion on such arrangements, is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are recognized immediately. In the third quarter of 2003, we determined that our provision for contract losses that we had recorded during fiscal years 2001 and 2002 was no longer appropriate due to our decreased number of fixed fee contracts. We reduced our provision for contract losses by $668,000 which resulted in a corresponding reduction to professional services expenses in 2003. At December 31, 2003 and 2002, our provision for contract losses was $153,000 and $821,000, respectively. Any estimation process, including that which is used in preparing contract accounting models, involves inherent risk. To the extent that our estimates of revenues and expenses on these contracts change periodically in the normal course of business, due to the modifications of our contractual arrangements or changes in cost, such changes would be reflected in our results of operations as a change in accounting estimate in the period the revisions are made.

We record payments received in advance of revenue recognition as deferred revenues. Our deferred revenues were $4.0 million at December 31, 2003 and $2.6 million at December 31, 2002. Deferred revenues at December 31, 2003 and December 31, 2002 included $76,000 and $647,000 respectively of professional services revenues that will be recognized under the percentage-of-completion method of contract accounting and $3.9 million and $2.0 million respectively of prepaid application management services revenue that will be recognized ratably as earned over the term of the contract. We sometimes invoice for an advance payment from customers under professional services engagements, and our current payment terms under each type of arrangement is generally net 30 days.

Impairment of long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During fiscal 2003, we did not record any impairment charges. During fiscal 2002, we recorded impairment charges of $109,000.

Cap Gemini Ernst & Young

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding were repurchaseable under certain circumstances, the fair value of these shares subject to repurchase were remeasured each reporting period until May 2003, when the repurchase rights lapsed. Expense of $416,000, $11,000 and $164,000 was recorded in sales and marketing expense for 2003, 2002 and 2001, respectively, related to these shares.

Nexus Technology, Inc.

On October 22, 2003, we completed the purchase of substantially all of the assets and the assumption of certain liabilities of Nexus Technology, Inc. ("Nexus"). We paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock. In addition, Nexus will be entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon our attainment of specified revenue milestones for the 3-month period ending December 31, 2004 from identified existing and prospective customers of Nexus.

Qwest Cyber.Solutions LLC (QCS)

In September 2002, we acquired certain assets of QCS's application management services business, including customer contracts related to the business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. We also assumed certain liabilities of QCS as part of our acquisition. We paid $15 million in cash for the acquisition and accrued direct acquisition costs of approximately $1.3 million.

Results of Operations

 Selected Financial Data

The following tables set forth, for the periods presented, certain data from our consolidated statements of operations as percentages of total revenues.

                                                                                          December 31, 2003
                                           Twelve Months Ended    Twelve Months Ended         versus
                                            December 31, 2003      December 31, 2002      December 31, 2002
                                          -------------------    -------------------    -------------------
                                                    Percentage             Percentage
                                                    of Total               of Total      Dollar   Percentage
                                           Amount   Revenues      Amount   Revenues      Change    Change
                                          --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services..... $  60,179        88%  $  43,559        78%  $  16,620        38%
    Professional services and other.....     8,559        12%     12,585        22%     (4,026)      (32)%
                                          --------- ---------    --------- ---------    --------- ---------
    Total revenues......................    68,738       100       56,144       100       12,594        22%

COSTS AND EXPENSES:
    Application management services ....    47,756        69%     43,053        77%      4,703        11%
    Professional services and other ....     6,708        10%     13,794        25%     (7,086)      (51)%
    Research and development ...........     4,638         7%      6,306        11%     (1,668)      (26)%
    Sales and marketing ................     8,700        13%     10,499        19%     (1,799)      (17)%
    General and administrative .........     9,501        14%     11,700        21%     (2,199)      (19)%
    Restructuring charges...............     2,334         3%      4,036         7%     (1,702)      (42)%
    Amortization of stock based compensa       458         0%      2,347         4%     (1,889)      (80)%
    Amortization of intangible assets...     1,807         3%        497         0%      1,310       264%
                                          --------- ---------    --------- ---------    --------- ---------
    Total operating expenses............    81,902       119%     92,232       164%    (10,330)      (11)%
                                          --------- ---------    --------- ---------    --------- ---------%
Loss from operations....................   (13,164)      (19)%    (36,088)      (64)%     22,924       (64)%
Interest and other income...............       625         0%      1,821         3%     (1,196)      (66)%
Interest and other expense..............      (330)        0%       (934)       (2)%        604       (65)%
                                          --------- ---------    --------- ---------    --------- ---------
Net loss before income taxes............   (12,869)      (19)%    (35,201)      (63)%     22,332       (63)%
Tax benefit.............................        --        -- %        400         1%       (400)     (100)%
                                          --------- ---------    --------- ---------    --------- ---------
Net loss................................ $ (12,869)      (19)%  $ (34,801)      (62)%  $  21,932       (63)%
                                          ========= =========    ========= =========    ========= =========

                                                                                          December 31, 2002
                                           Twelve Months Ended    Twelve Months Ended         versus
                                            December 31, 2002      December 31, 2001      December 31, 2001
                                          -------------------    -------------------    -------------------
                                                    Percentage             Percentage
                                                    of Total               of Total      Dollar   Percentage
                                           Amount   Revenues      Amount   Revenues      Change    Change
                                          --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services..... $  43,559        78%  $  36,731        71%  $   6,828        19%
    Professional services and other.....    12,585        22%     14,840        29%     (2,255)      (15)%
                                          --------- ---------    --------- ---------    --------- ---------
    Total revenues......................    56,144       100       51,571       100        4,573         9%

COSTS AND EXPENSES:
    Application management services ....    43,053        77%     40,572        79%      2,481         6%
    Professional services and other ....    13,794        25%     16,496        32%     (2,702)      (16)%
    Research and development ...........     6,306        11%      9,112        18%     (2,806)      (31)%
    Sales and marketing ................    10,499        19%     21,783        42%    (11,284)      (52)%
    General and administrative .........    11,700        21%     21,079        41%     (9,379)      (44)%
    Restructuring charges...............     4,036         7%      3,837         7%        199         5%
    Amortization of stock based compensa     2,347         4%      5,099        10%     (2,752)      (54)%
    Amortization of goodwill............        --        -- %        564         1%       (564)     (100)%
    Amortization of intangible assets...       497         1%         --        -- %        497          0%
                                          --------- ---------    --------- ---------    --------- ---------
    Total operating expenses............    92,232       164%    118,542       230%    (26,310)      (22)%
                                          --------- ---------    --------- ---------    --------- ---------%
Loss from operations....................   (36,088)      (64)%    (66,971)     (130)%     30,883       (46)%
Interest and other income...............     1,821         3%      5,663        11%     (3,842)      (68)%
Interest and other expense..............      (934)       (2)%     (2,567)       (5)%      1,633       (64)%
                                          --------- ---------    --------- ---------    --------- ---------
Net loss before income taxes............   (35,201)      (63)%    (63,875)     (124)%     28,674       (45)%
Tax benefit.............................       400         1%         --        -- %        400       100%
                                          --------- ---------    --------- ---------    --------- ---------
Net loss................................ $ (34,801)      (62)%  $ (63,875)     (124)%  $  29,074       (46)%
                                          ========= =========    ========= =========    ========= =========

Years ended December 31, 2003, 2002 and 2001.

Revenues

Total revenues increased to $68.7 million for the year ended December 31, 2003 from $56.1 million for the year ended December 31, 2002 and $51.6 million for the year ended December 31, 2001. For the year ended December 31, 2003, one customer, Expanets, Inc. accounted for more than 12% of our total revenues. Expanets, Inc., was recently acquired by Avaya Inc. Although we have a long-term contract with Expanets that was assumed by Avaya, we are unsure whether Avaya intends to retain our services and Avaya is migrating Expanets's system to Avaya's system. This presents significant risks regarding how long Avaya/Expanets will remain a customer. If we lose Avaya/Expanets as a customer, or any other significant customer, or if a significant customer makes a significant reduction in fees paid to us, and if we are unable to replace this revenue with revenue from new or existing clients, this will have a significant adverse effect on our ability to achieve profitability and positive cash flow. For the year ended December 31, 2002, one customer, Quadrem, accounted for 11% of our total revenues and this customer renewed its contract for a significantly lower amount in 2003. For the year ended December 31, 2001 no one customer accounted for more than 10% of our total revenues.

During the late 1990's there was a significant increase in demand for new applications licenses from the enterprise software vendors due to the concerns over the year 2000, or Y2K, issue and dot com demand phenomena which, in turn, drove increased demand for implementation services. As this demand waned in the 2001-2003 time period, the size of the implementation services market decreased as well. Corio's reduction in professional services revenue during this time period is a reflection of this change in market condition. Over the last few years, a number of Corio's customers' businesses began to struggle or failed entirely resulting in their inability to pay for Corio's services and, therefore, lowered applications management services revenues from our existing customer base.

Application Management Services Revenues.    For fiscal 2003, revenues from our application management services were $60.2 million, including $3.1 million in revenues from customer contract terminations. Included in the fiscal 2003 revenues of $60.2 million is $21.2 million recognized as a result of payments from cash basis customers. In addition, included in fiscal 2003 revenues is $785,000 from customer contracts acquired as part of our October 2003 acquisition of Nexus Technology, Inc. ("Nexus"). Included in the fiscal 2002 revenues of $43.6 million is $16.7 million recognized as a result of payments from cash basis customers. For fiscal 2001, revenues were $36.7 million, including $3.4 million in revenues from customer contract terminations and the recognition of prepaid revenue of $712,000 from a customer that had filed for bankruptcy. Included in the fiscal 2001 revenues of $36.7 million is $14.4 million recognized as a result of payments from cash basis customers. The revenue gains from 2001 to 2003 were due to revenue from the acquired Nexus and QCS contracts plus, to a lesser degree, revenue from our sales to new customers. These gains more than offset the loss of revenue based on customer terminations.

During 2001, 2002 and 2003, we also experienced downward pressure on pricing. The cost of technology assets and technology labor declined during the 2001-2003 time period. In response to these declining costs, we repackaged and re-priced our service offerings resulting in lower prices to new customers. In addition, this downward pressure on pricing lowered the application management services revenues from our installed base because our existing customers demanded lower cost solutions upon renewal of their contracts and sometimes even before their contracts were renewed. However, these price reductions had less of an adverse impact on our net loss as compared to our revenues because much of these price reductions corresponded with a decrease in price for the technology underlying the services we provide. We have focused on maintaining a range of operating profitability per customer throughout this decrease in pricing and have generally been effective in doing this. However, we expect to continue to experience this downward pressure on pricing from our installed customer base and this will result in downward pressure on application management services revenue.

At December 31, 2003, our total number of application management customers was 106, at December 31, 2002, the number of customers was 86 and at December 31, 2001 the number was 50. At December 31, 2003 and 2002, we had a balance of $3.9 million and $2.0 million, respectively, for deferred application management services revenues primarily from customers who prepaid a portion of their contract. These deferred revenues will be recognized as the related services are provided over the life of the contract.

Application management services gross margins were 21% in 2003, 1% in 2002, and -10% in 2001. The increase in gross margins was due to the increase in revenues and resulting economies of scale and to cost cutting measures which included headcount reductions, automating of processes to increase efficiencies, improved leveraging and scaling of resources and renegotiating lower pricing with vendors. If revenue remains constant or increases, we anticipate our application management services gross margin will increase in fiscal 2004 compared to 2003 as we continue to recognize the benefits of our cost-cutting measures and increased efficiencies.

Professional Services and Other Revenues.    Our professional services and other revenues were $8.6 million for the year ended December 31, 2003, $12.6 million for the year ended December 31, 2002 and $14.8 million for the year ended December 31, 2001. The decrease in professional services revenues from 2001 to 2003 was due to a decrease in sales to new customers, resulting from such factors as a decrease in new license purchases generally, and therefore fewer implementations, and our decision to shift professional services implementations to outside contractors and third party integrators. The market for professional services grew in the late 1990s due to concerns over the Y2K issue and the dot com boom and then, after 2000, the professional services market decreased in size based on factors such as the Y2K issue passing and the dot com crash. Professional services gross margins were 22% in 2003, -10% in 2002, and -11% in 2001. The increase in gross margins was due to cost cutting measures which included headcount and contractor cost reductions to adjust costs to be more in line with revenue. The 2003 professional services gross margin was also favorably impacted by a $668,000 reduction in our provision for contract losses which resulted in a corresponding reduction to professional services expenses in 2003. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third party integrators and other factors. In addition, since we implement some of our services on a fixed fee basis, if we incur more costs than we expect in implementations, our profitability will suffer.

Revenues for the years ended December 31, 2003, 2002 and 2001 included $682,000, $532,000, and $2.2 million, respectively, of payments from cash basis customers. At December 31, 2003 and 2002, we had a balance of $76,000 and $647,000, respectively, for deferred professional services revenues. These deferred revenues, resulting from customer payments in advance of us performing our professional services work, will be recognized as revenue as the related services are provided over the contract period.

Costs and Expenses

Application Management Services Expenses.    Application management services expense consists primarily of personnel costs, depreciation expense, application fees, data center and data communication fees, equipment lease expenses, facilities expense, and outside professional services. Application management services expenses, excluding stock based compensation of $64,000 in 2003, $261,000 in 2002, and $178,000 in 2001, were $47.8 million for the year ended December 31, 2003, $43.1 million for the year ended December 31, 2002 and $40.6 million for the year ended December 31, 2001. From 2002 to 2003, $4.4 million of the $4.7 million expense increase was attributable to the following: a $3.4 million increase in data center fees, a $1.3 million increase in personnel costs, a $486,000 increase in outside contractor expense, a $513,000 increase in depreciation, a $441,000 increase in equipment maintenance expense and a $168,000 increase in rent expense offset by a $834,000 decrease in application fees, a $700,000 decrease in software maintenance and license expense and a $335,000 decrease in equipment lease expense. From 2001 to 2002, $2.3 million of the $2.5 million increase in expenses was attributable to the following: a $3.3 million increase in data center fees, $755,000 increase in outside professional services fees, $758,000 increase in software maintenance expense, $662,000 increase in software license expense, $445,000 increase in equipment repairs and maintenance expense, $190,000 increase in rent expense, and a $790,000 increase in equipment rental expense offset by a $2.2 million reduction in payroll expense due to lower headcount and a $2.4 million reduction in application fees.

Application fees consist of rental license fees paid to independent software vendors such as PeopleSoft and Siebel Systems, plus a reserve established based on a claimed minimum commitment in connection with rental license fees. Application fees were $136,000 in 2003, $970,000 in 2002 and $3.3 million in 2001. The decrease in application fees was due to our decision in mid-2001 to require our new customers to obtain licenses directly from our third party software vendors, rather than through us on a rental basis as well as our loss of customers for whom we were contracted to provide licenses prior to 2001. Furthermore, in 2001 we reserved $1.0 million related to a software vendor's claim that we owed them minimum commitment rental fees even if our rental customer was not using the software or had terminated services. In spite of our decision to cease offering the rental model to new customers, a few legacy rental customers remain whereby the customer pays Corio a monthly rental fee and Corio in turn pays the software vendor a monthly rental fee. Less than 10% of Corio's current customers license pursuant to this rental model and Corio expects these relationships to go away entirely over time.

Professional Services and Other Expenses.    Professional services and other expenses consist primarily of personnel costs, outside professional services, facilities, and travel and related expenses. Professional services and other expenses were $6.7 million for the year ended December 31, 2003, $13.8 million for the year ended December 31, 2002 and $16.5 million for the year ended December 31, 2001. There were no professional services stock based compensation charges in 2003, 2002 or 2001. Of the total professional services expensed, personnel costs were approximately $4.1 million in 2003, $7.2 million in 2002 and $11.2 million in 2001. Fees to subcontractors to perform services under professional services engagements were approximately

$1.7 million in 2003, $3.4 million in 2002 and $2.2 million in 2001. From 2002 to 2003, $6.7 million of the $7.1 million decrease in expense was attributable to the following: a $3.1 million decrease in personnel costs, $724,000 decrease in travel related expenses, a $1.7 million decrease in outside contractor expenses, a $493,000 decrease in facilities expenses and $668,000 due to adjustments to our provision for contract losses. From 2001 to 2002, the $2.7 million decrease in expenses was attributable to a $3.9 million decrease in payroll costs due to lower headcount, offset in part by a $1.2 million increase in subcontractor fees.

Research and Development Expenses.    Research and development expenses consist primarily of personnel costs, depreciation and amortization, facilities and outside professional services. Research and development expenses, excluding stock based compensation charges (credits) of $2,000 in 2003, $148,000 in 2002, and ($253,000) in 2001, were $4.6 million for the year ended December 31, 2003, $6.3 million for the year ended December 31, 2002, and $9.1 million for the year ended December 31, 2001. Research and development expenses as a percentage of total revenues were 7% for 2003, 11% for 2002, and 18% for 2001. Headcount at December 31, 2003 was 26 employees, compared to 33 at December 31, 2002 and 45 at December 31, 2001. From 2002 to 2003, $1.6 million of the $1.7 million decrease in expense was attributable to the following: a $1.2 million decrease in personnel costs, a $142,000 decrease in software license expense and a $307,000 decrease in depreciation expense. From 2001 to 2002, $2.6 million of the $2.8 million decrease in expenses was attributable to a $2.2 million decrease in payroll related costs due to lower headcount and a decreased use of labor from other Company departments as well as a $367,000 decrease in depreciation. As illustrated above, we have significantly reduced research and development expenses over the years 2001, 2002 and 2003. Throughout that period we have reduced headcount related to research and development to achieve cost savings and to bring our costs more in line with our revenues. In early 2002, our research and development team completed development of the initial version of iSRVCE, the software platform designed to facilitate communication between Corio and our customers to facilitate service. iSRVCE has been our research and development team's primary focus. Developing the initial version of iSRVCE was a significant project and, since then, research and development has focused on improving iSRVCE, which is not as large of a task as developing it initially. Based on Corio's expense reduction in the research and development area, our focus on improving iSRVCE, as opposed to developing it or other applications, is manageable given the resource constraints. The significant reduction in funds devoted to research and development over the three year period discussed above, however, has an adverse effect on the new technology Corio can develop.

Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of personnel costs, incentive compensation, marketing programs and facilities. Sales and marketing expenses, excluding stock based compensation of $197,000 in 2003, $840,000 in 2002 and $309,000 in 2001, were $8.7 million for the year ended December 31, 2003, $10.5 million for the year ended December 31, 2002 and $21.8 million for the year ended December 31, 2001. Sales and marketing expenses as a percentage of total revenues were 13% for the year ended December 31, 2003, 19% for the year ended December 31, 2002 and 42% for the year ended December 31, 2001. Headcount at December 31, 2003 was 45, compared to 39 at December 31, 2002 and 53 at December 31, 2001. From 2002 to 2003, $1.7 million of the $1.8 million decrease in expenses was attributable to the following: $1.1 million decrease in personnel costs and $622,000 decrease in amortization expense associated with a marketing alliance cost that was fully amortized in April 2002. From 2001 to 2002, $10.1 million of the $11.3 million decrease in expenses was attributable to the following: a $4.6 million decrease in payroll costs due to lower headcount, a $1.7 million decrease in travel related expenses, $614,000 decrease in rent expenses, $1.3 million decrease in marketing program expenses and a $1.9 million decrease in the amortization expense associated with a marketing alliance cost that was fully amortized in April 2002. In addition, sales and marketing expenses included amortization of costs associated with warrants issued to Cap Gemini Ernst & Young of $416,000, $11,000, and $164,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As illustrated above, we have significantly reduced our sales and marketing expenses over the years 2001, 2002 and 2003. In addition to reducing headcount significantly, we have ceased entire marketing programs such as advertising in business publications and advertising on billboards. This decrease in marketing expense may adversely affect our ability to ensure potential customers are aware of Corio and may detract from our ability to attract new customers.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel costs, outside professional services, depreciation and amortization, facilities and equipment rental. General and administrative expenses include costs related to our internal information technology and systems architecture, accounting and finance, executive management, human resources and legal activities. General and administrative expenses, excluding stock based compensation of $195,000 in 2003, $1.1 million in 2002 and $4.9 million in 2001 were $9.5 million for the year ended December 31, 2003, $11.7 million for the year ended December 31, 2002 and $21.1 million for the year ended December 31, 2001. General and administrative expenses as a percentage of total revenues were 14% for the year ended December 31, 2003, 21% for the year ended December 31, 2002, and 41% for the year ended December 31, 2001. In addition, the years ended December 31, 2003, 2002 and 2001 include approximately none, $90,000, and $1.8 million, respectively, of expenses related to amortization of fees paid to a software vendor for a non-competition agreement and preferred partner status. There were 46 general and administrative personnel at December 31, 2003, compared to 45 at December 31, 2002 and 56 at December 31, 2001. From 2002 to 2003, $1.9 million of the $2.2 million decrease in expenses was attributable to the following: a $448,000 decrease in personnel costs, a $389,000 decrease in data communication expense, a $444,000 decrease in rent expense, a $600,000 decrease in equipment lease expense, a $393,000 decrease in depreciation expense and a $174,000 decrease in sales tax expense offset by a $573,000 increase in facilities expense. From 2001 to 2002, $9.0 million of the $9.4 million decrease was attributable to a $4.9 million decrease in payroll costs, $500,000 decrease in subcontractor fees, $602,000 decrease in rent expenses, $824,000 decrease in office expenses, $450,000 decrease in travel expenses and a $1.7 million decrease in amortization of fees paid to a software vendor as noted above.

Restructuring charges.    During fiscal 2003, 2002 and 2001, we recorded restructuring and impairment charges of $2.3 million, $4.0 million and $3.8 million, respectively. In 2003, the Company signed an agreement to sublease the vacated portion of its headquarters facility through the end of its lease, which is March 2010. We adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of the sublease agreement. The impact of this charge was partially offset by the favorable resolution of a liability related to various equipment leases which resulted in a reduction of $139,000 to the previously established restructuring reserve. In 2002, the restructuring and impairment charges included $3,764,000 to record the estimated loss associated with a portion of the remaining lease stream related to the vacated portion of our headquarters and $272,000 for severance benefits paid to 30 employees involuntarily terminated. In 2001, the restructuring and impairment charges included $435,000 for estimated payments for the cancellation of a facility lease contract, $1.2 million for severance benefits paid or to be paid to 179 employees involuntarily terminated, and $2.2 million to write off certain abandoned and excess assets, of which $1.5 million were capital assets.

Amortization of Stock-Based Compensation.    Amortization of deferred stock-based compensation was $458,000 for the year ended December 31, 2003, $2.3 million for the year ended December 31, 2002 and $5.1 million for the year ended December 31, 2001. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. The decrease for all periods presented was mainly attributed to the impact of the accelerated vesting for options granted prior to our IPO with an exercise price less than the deemed fair value of our common stock. Our remaining deferred compensation balance at December 31, 2003 is $3,000.

Amortization of Other Intangibles.     In 2003, related to our Nexus Technology ("Nexus") acquisition, we recorded an intangible asset of $2.6 million for our acquired application management services and professional services contracts. This intangible asset is being amortized over estimated lives ranging from 4 months to five years. In 2002, related to our Qwest Cyber.Solutions ("QCS") acquisition, we recorded an intangible asset of $2.7 million for our acquired customer contracts. This intangible asset is being amortized over an estimated life of 18 months. The intangible assets were recorded in other assets in the accompanying consolidated balance sheet. Amortization of the intangible assets was $1.8 million in 2003 and $497,000 in 2002. No amortization expense related to the Nexus or QCS intangible asset was recorded in 2001 as the acquisitions occurred in 2003 and 2002.

Interest and Other Income and (Expense).    Net interest and other income was $295,000 for the year ended December 31, 2003, $887,000 million for the year ended December 31, 2002 and $3.1 million for the year ended December 31, 2001. As of December 31, 2003, we had cash and cash equivalents, short-term investments and restricted cash totaling $42.7 million, a decrease of $9.0 million from the $51.7 million on hand at December 31, 2002. The decrease in net interest income for the three years was attributable to lower average cash and investment balances as well as lower interest rates and was offset, in part, by a decrease in interest expense due to lower average debt balances.

Income Taxes.    Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We have therefore not recognized any material tax provision or benefit for income taxes for the years ended December 31, 2003, 2002 and 2001. We recognized a $400,000 tax benefit in fiscal 2002 after determining that a deferred tax liability recorded in connection with our acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination. As the goodwill related to this acquisition has been fully amortized, the reversal of this exposure item was treated as an income tax benefit.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents, short-term investments and restricted cash totaling $42.7 million, a decrease of $9.0 million from the $51.7 million on hand at December 31, 2002. The decrease was primarily the result of cash used for purchases of property and equipment, payment of debt obligations and the purchase of substantially all of the assets of Nexus in fiscal 2003. Included in the cash balance is restricted cash of $7.7 million at December 31, 2003 and 2002.

The following table summarizes our cash flows from operating, investing and financing activities:

                                                        Years Ended December 31,
                                                    -------------------------------
                                                      2003       2002       2001
                                                    ---------  ---------  ---------
                                                                                  (
Net cash provided by (used in):
    Operating activities.......................... $     2.5  $   (12.1) $   (41.9)
    Investing activities..........................     (10.2)       9.6       27.8
    Financing activities..........................      (3.8)      (6.9)      (8.0)
                                                    ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents.. $   (11.5) $    (9.4) $   (22.1)
                                                    =========  =========  =========

For fiscal 2003, net cash provided by operating activities of $2.5 million was comprised of a net loss of $12.9 million, reduced by $11.2 million of depreciation, $1.8 million of amortization of goodwill and other intangibles, $458,000 of amortization of deferred stock based compensation, a $1.7 million decrease in accounts receivable and prepaid expenses and other current assets and a $1.4 million increase in deferred revenue, and increased by a $2.5 million decrease in accounts payable, accrued liabilities and other liabilities.

For fiscal 2002, net cash used in operating activities of $12.1 million was comprised of a net loss of $34.8 million, reduced by $11.5 million of depreciation, $497,000 of amortization of goodwill and other intangibles, $2.3 million of amortization of deferred stock based compensation, a $4.1 million decrease in accounts receivable and prepaid expenses and other current assets and a $3.8 million increase in accounts payable, accrued liabilities and other liabilities.

For fiscal 2001, net cash used in operating activities of $41.9 million was comprised of a net loss of $63.9 million, reduced by $14.9 million of depreciation, $564,000 of amortization of goodwill and other intangibles, $5.1 million of amortization of deferred stock based compensation and a $4.0 million decrease in accounts receivable, and increased by a $4.7 million decrease in accounts payable, accrued liabilities and other liabilities.

For fiscal 2003, net cash used in investing activities was $10.2 million. Investing activities consisted of the sale of short-term investments of $46.7 million offset by the purchase of short-term investments of $50.1 million, $1.7 million associated with acquisition costs and $5.4 million for the purchase of equipment.

For fiscal 2002, net cash provided by investing activities was $9.6 million. Investing activities consisted of the sale of short-term investments of $84.8 million offset by the purchase of short-term investments of $60.8 million, $15 million to purchase the application management services business of QCS and $828,000 for the purchase of equipment.

For fiscal 2001, net cash provided by investing activities was $27.8 million. Investing activities consisted of the sale of short-term investments of $114.1 million offset by the purchase of short-term investments of $75.6 million, an increase in restricted cash of $7.8 million and $4.6 million for the purchase of equipment.

 For fiscal 2003, net cash used by financing activities was $3.8 million. Financing activities consisted of $5.4 million repayments of equipment lease financing offset by sale of common stock of $1.6 million.

For fiscal 2002, net cash used by financing activities was $6.9 million. Financing activities consisted of $7.7 million repayments of equipment lease financing offset by sale of common stock of $793,000.

For fiscal 2001, net cash used by financing activities was $8.0 million. Financing activities consisted of $9.8 million repayments of equipment lease financing offset by sale of common stock of $1.7 million.

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus Technology, Inc. ("Nexus"). The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. The shares used as consideration were valued at $2.83 per share, which was the average closing price two days before and after the closing date. In addition, Nexus will be entitled to receive an earn- out payment of up to $2.0 million payable in shares of Corio common stock contingent upon Corio's attainment of specified revenue milestones for the 3- month period ending December 31, 2004 from identified existing and prospective customers of Nexus. The cash portion of the acquisition consideration was paid out of Corio's available working capital. Per the asset purchase agreement, $500,000 of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2003:

                                                Payments due by Period
                                     -----------------------------------------------------
                                                Less than     1-3        3-5     More than
                                       Total     1 Year      Years      Years     5 Years
                                     ---------  ---------  ---------  ---------  ---------
Capital lease obligations.......... $     906  $     510  $     396  $      --  $      --
Operating leases...................    27,250      4,414      8,630      8,521      5,685
                                     ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations. $  28,156  $   4,924  $   9,026  $   8,521  $   5,685
                                     =========  =========  =========  =========  =========

We expect that our current cash balances will be sufficient to meet our cash requirements for at least the next 12 months. However, any major change in the nature of the Company's business, or a significant reduction in demand for its services, the acquisition of products, the need for significant new capital expenditures, or the acquisition of other business, could further utilize the Company's cash reserves. To the extent the Company requires additional cash, there can be no assurances that the Company will be able to obtain such financing on terms favorable to the Company, or at all.

Recent Accounting Developments

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes the adoption of FIN No. 46R will not have a material impact to its financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2003, the SEC issued SAB 104, Revenue Recognition, (SAB 104) which rescinds and updates SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this provision did not have an impact in the Company's financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

RISK FACTORS

Risks Related to Our Business

We expect to continue to incur losses and experience negative cash flow and we may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of December 31, 2003, we had an accumulated deficit of $260 million.

We expect to continue to invest significantly in our organization to provide services, enhance current services and expand our service offerings. We also may hire additional people in certain areas of our company in order to support our business and promote and sell our services. In addition, we expect to continue to incur significant fixed and other costs associated with customer acquisitions and with the implementation and configuration of software applications, and ongoing services, for customers. As a result of all of these factors, to achieve operating profitability on a consistent basis, excluding non-cash charges, we will need to increase our customer base and number of customers, to increase our revenue, to decrease our overall costs of providing services, including the costs of our licensed technology and our operations and the costs of customer acquisitions. We cannot assure you that we will be able to increase our revenues or increase our operating efficiencies in this manner. Also, we may continue to invest in our business faster than we anticipate growth in our revenues, and we may continue to incur significant losses and negative cash flow for the foreseeable future and we may never be profitable.

Because of the nature of our customer base, we may experience greater than expected customer loss and instability as well as difficulties collecting fees, which could result in reduced revenues.

A significant portion of our current revenue is derived from technology and middle-market companies. Middle-market companies consist of companies or divisions with annual revenues of between approximately $200 million and $1 billion. Technology and middle-market companies may be more likely to be acquired, experience financial difficulties or cease operations than companies that are larger and better established or are in more stable industries. In particular, technology and middle-market companies may experience difficulties in raising capital needed to fund their operations. As a result, our client base will likely be more volatile than those companies whose customer base consists of more mature and established businesses. Over the past four years we experienced early terminations of customer agreements with approximately one hundred customers, many of which entered into agreements with us in 1999 and 2000 and whose terminations were based on the dot com crash and many of which are no longer in business. We expect additional customer agreements to terminate in the future. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed.

The loss of key customers could reduce our revenues and could be perceived as a loss of momentum for our business.

We have experienced customer attrition in the past and expect to experience it in the future. Historically, we have generated a substantial portion of our revenues from a limited number of customers and we expect that in the future a limited number of customers will continue to account for a substantial portion of our revenues. As a result, if we lose a major customer for any reason, including non-renewal of a customer contract, failure to meet performance requirements, or because of an acquisition or bankruptcy, our revenues could be adversely affected. We may lose customers if they are acquired by a company which does not need access to the kinds of services we provide, either because the acquiring company has in-house capabilities, existing contractual arrangements that preclude them from using our services, or for a variety of other reasons. If we do not grow our revenue, we may never achieve profitability or positive cash flow and therefore the loss of any significant customers could adversely affect our operating results. In addition, our potential customers and investors may perceive any customer loss as a loss of momentum in our business, which may adversely affect future opportunities to sell our products and services and cause our stock price to decline. We cannot be certain that customers that have accounted for significant revenues in past periods will continue to generate revenues in any future period.

For example, one of our customers, Quadrem Hosting Ltd., who represented 11% of total revenues in fiscal 2002, had its contract expire in May 2003. Although Quadrem renewed for a short-term contract, the new contract was for significantly less recurring monthly revenue. In addition, another customer, Expanets, Inc., who accounted for 12% of our total revenue for fiscal 2003, was recently acquired by Avaya Inc. Although we have a long term contract with Expanets that was assumed by Avaya, we are unsure whether Avaya intends to retain our services. Avaya is migrating Expanets's system that we are hosting to Avaya's system and this presents significant risks regarding how long Avaya/Expanets will remain a customer. If we lose Avaya/Expanets as a customer, or any other significant customer, or if a significant customer makes a significant reduction in fees paid to us, and if we are unable to replace this revenue with revenue from new or existing clients, this will have a significant adverse effect on our ability to achieve profitability and positive cash flow.

Our failure to collect payments for our services from "cash basis" customers could significantly decrease our revenues and profitability.

In the event we decide payment by a customer is no longer reasonably assured then we designate that customer as a "cash basis" customer. Historically we have generated a significant portion of our revenue from payments by cash basis customers. The percentage of our customers designated as cash basis customers as of the end of 2003, 2002 and 2001 was 12%, 29% and 42%, respectively. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $22.2 million (32% of total revenue), $17.0 million (31% of total revenue) and $16.6 million (32% of total revenue), respectively, related to services provided to cash basis customers. For the 2003 fiscal year we did not recognize approximately $1.4 million in revenue related to services provided during this period due to customers designated as cash basis customers for which we did not receive payment. For 2002, this amount was $3.0 million and for 2001 it was $2.3 million. A significant portion of our customer base remains on a cash basis and we expect to continue to have a significant number of customers on a cash basis going forward. For these customers we are at risk of not receiving payment for services we have already performed. Failure by these customers to pay could decrease revenue and result in Corio having incurred costs to provide services without being compensated for those services, which could adversely affect our ability to become profitable.

Our business and financial model is difficult to evaluate because we have a limited operating history and is subject to constant change, which may impact our ability to become profitable in the future.

We have a limited operating history as a provider of ASP services. We began offering our ASP services in 1998, prior to which time our predecessor company, DSCI, carried on a different business. Because our business model is relatively new, it continues to evolve. In the future, we may revise our pricing model for different services, and our model for our customers to gain access to third party software applications and other third party services has evolved. Additionally, as we attempt to move the focus of our customer base away from smaller companies to larger, more established customers, the demand for our services is uncertain and the sales process takes longer than with smaller customers. Changes in our anticipated business and financial model could materially impact our ability to become profitable in the future.

The fact that we operate in a relatively new and rapidly evolving industry exposes us to risks that may result in our inability to successfully execute on our business model, which could adversely affect our operating results.

The ASP market is relatively new and has not yet received universal acceptance by the enterprises we target. An investor in our common stock must consider these facts as well as the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the market for Internet-based software application services. Some of the risks and difficulties relate to our potential inability to:

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

acquire or license third party software applications at a reasonable cost or at a structure beneficial to us;

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

If we are unable to adjust our spending to offset future revenue shortfalls, our short-term operating results could be adversely affected causing our stock price to fall.

We expend significant sums in order to run our business and to promote future growth in our business, operations, professional services, research and development, and sales and marketing organizations. Although we are monitoring our spending, we expect to continue to expend significant sums on these activities. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. As our operating results fluctuate, they may fall short of the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

Our quarterly operating results may fluctuate, which could cause our stock price to fall.

Our financial results will vary due to factors such as the nature of our services and the timing of payments received from cash basis customers. For individual customers, we may recognize professional services revenues associated with the implementation of our applications during the early months of our engagement. We then recognize monthly fees from these customers, consisting primarily of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results may continue to vary over time as monthly fees increase as a portion of total revenue. In addition, third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

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

Our financial results could vary over time as our ASP business and financial models mature and evolve. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we are increasingly unbundling the cost of software licenses from our fixed monthly fee and requiring our customers to obtain licenses to enterprise software applications directly from third party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

In this regard, from time to time we negotiate with some of our major third party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third party software providers. For example, we are migrating customers, and currently plan to eventually migrate all customers, from a model whereby some rent enterprise application licenses from us to a model whereby they all purchase the licenses directly from independent software vendors. Such pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

The loss of access to, or the obsolescence of, third party software necessary to deliver our services may adversely affect our revenues and increase our costs.

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP, Ariba and Siebel Systems. We have agreements in place with certain of our third party software vendors, and our agreements with third party software vendors are non- exclusive, are for limited terms and typically permit termination in the event of our breach of the agreements. Additionally, as we move more to "host- only" relationships, whereby our customers must obtain licenses directly from independent software vendors such as PeopleSoft, Oracle, SAP, Ariba and Siebel, we may rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to host the software from third party software vendors, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our business and our customers' businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate in the future with the third party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third party vendors, or that we will be able to adapt our own offerings to changes in third party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third parties with whom we have no relationship could render the software we offer to our customers less compelling or obsolete.

The limits imposed on our uses of the third party software necessary to deliver our services may impair our growth and operating results.

The licenses we have for the third party software for which we provide hosting or application management services typically restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, one of our licenses restricts us from selling our services to customers with annual revenues greater than various levels such as $1 billion, and restricts our ability to sell to customers outside of North America. In addition, some of these licenses contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

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

Implementations and management of enterprise software applications are very complex. We cannot assure you that we can convince customers that we have the requisite expertise required to implement, host or manage these applications. Our reputation will be harmed and sales of our services would decline significantly if we are not able to complete successfully repeated implementations of our enterprise software applications or if we are not able to successfully manage enterprise applications, including those applications with which we have limited or no implementation, hosting or management experience to date.

Our inability to sufficiently expand our enterprise software implementation and systems consulting capabilities could harm our ability to service our customers effectively and could hinder our growth.

A failure to maintain and expand relationships with third party systems integrators that we use to implement our services could harm our ability to service our customers effectively. As we seek to provide applications management services for larger, more established customers, they may frequently utilize the systems integration and consulting services of independent, third party systems integrators rather than Corio. In such cases, we may receive only modest revenue for implementation and integration services if any. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.

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

A significant increase in our customer base could strain our operations and may result in our inability to properly manage our organizational structure.

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

expand our implementation and consulting resources internally and with third parties;

expand, train, manage and retain our employee base effectively; and

manage costs for employees, hardware, software, data centers and networks in a manner that will permit our business to scale

Any failure to effectively meet the above requirements could adversely affect our business. In addition, if our customer base grows significantly, there will be additional demands on our customer service support, research and development, sales and marketing and administrative resources as we try to increase our service offerings and expand our target markets. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems and controls could harm our ability to accurately forecast demand for our services, manage our billing of customers, manage our sales cycle and implementation services and record and report management and financial information on a timely and accurate basis. Moreover, any inability to expand our service offerings and employee base commensurate with any increase in the demand for our services could cause our revenues to decline.

Our inability to successfully perform required software upgrades for our customers could cause interruptions or errors in our customers' applications, which could increase our costs and delay market acceptance of our services.

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

Our application management agreements are typically long- term, fixed-price contracts, and if we are not able to manage our costs, these agreements may become unprofitable for us.

We enter into agreements with our customers to provide application management services for long periods, typically three years. Most of these agreements are in the form of fixed-price contracts that do not provide for price adjustments to reflect any cost overruns associated with providing our services, such as potential increases in the costs of software applications we license from third parties, and the costs of upgrades or inflation. As a result, unless we are able to provide our services in a more cost-effective manner than we do today and unless the number of users at individual customers increases to provide us higher revenue levels per customer, we may never achieve profitability for a particular customer. In addition, customers may not be able to pay us or may cancel our services before becoming profitable for us.

Our business is relatively new and, accordingly, our business and financial models may evolve as the understanding of our business evolves. We may be unable to adjust our pricing or cost structure with respect to our current customers in response to changes we make in our business or financial model due to the long-term, fixed price nature of the application management agreements we have with our customers. This potential inflexibility may hurt our ability to become profitable.

Downward pricing pressure may decrease our revenue.

Customers often request reductions in pricing upon contracts coming up for renewal and sometimes even prior to renewal. We have accommodated some of these requests in the past and may accommodate others in the future. As information technology services evolve we have noted that customers expect these services to be provided on a more efficient and cost-effective basis. We may not be able to increase efficiencies so as to maintain current profit margins on an individual customer basis, taking into account such reduced revenue. The downward pressure on pricing may result in decreased revenues and may make it difficult for us to become profitable.

Proposed changes to GAAP that may require recording compensation expense for employee stock options.

The FASB and various legislative proposals have proposed changes to GAAP that may require us to adopt a different method of determining the compensation expense for our employee stock options. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not consider stock option grants issued under our employee stock option plans to be compensation when the exercise price of the stock option is equal to the fair market value on the date of grant. If any change to GAAP is adopted that requires us to adopt a different method of determining the compensation expense for our employee stock options, our reported results of operations may be adversely affected.

We have focused on reducing costs, particularly in certain areas of our business, and these reductions may hinder sales and development of new technology.

In response to the difficult business environment and in order to try to bring our cost structure more in line with our revenues, we have been focusing on reducing our costs for some time. We have attempted to do this in a way that permits us to continue to provide excellent levels of service for customers, focusing on reducing costs by automating services, negotiating with vendors and headcount reductions in areas that have less direct impact on customers. We have significantly reduced our marketing expenses and this may adversely affect our ability to attract new customers and to increase our revenues. We have also significantly reduced our research and development expenses and this may adversely affect our ability to develop new technology, although we have attempted to augment our research and development capabilities through less expensive means such as through our Indian subsidiary.

If we do not meet the service levels we establish in our customer contracts, we may lose existing customers and revenue and our reputation and ability to engage potential customers may be adversely affected.

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

Our current and potential competitors primarily include:

    application service providers and business process outsourcers, such as Appshop, Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, Surebridge and USinternetworking;

    systems integrators, such as Accenture and Bearing Point;

    offshore providers such as Wipro, Tata and Infosys;

    software vendors, such as Oracle, PeopleSoft, SAP, Ariba and Siebel Systems; and

    major technology providers, such as Microsoft.

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

We may lose customers or have to credit customers for our services if our network infrastructure is not delivered or serviced in a timely, consistent and cost-effective manner by third parties.

We depend on third parties, such as XO Communications, Qwest and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers. For example, downtime caused by our data center providers could materially disrupt our services, and, in the event any of these data center providers terminate or decline to renew their contracts with us, we could experience significant disruption and costs related to migrating customers to a different data center. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver our services to our customers in an effective manner and these customers may terminate their contracts with us as a result or demand credits against fees. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

Computer system failures could render us unable to service our customers and may cause us to lose our customers and subject us to liability and increased expenses.

Our operations depend upon our ability and the ability of our third party data center and network services providers to maintain and protect the computer systems on which we host our customers' applications. Any loss of customer data or an inability to provide service for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use six data center providers to house our hardware and to provide network services, but most of our customers are serviced at a single site. While our data center and network providers maintain back-up systems and we have disaster recovery processes, a natural disaster or other disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures, terrorist attacks and similar events.

Our inability to retain and hire qualified and effective executive officers and critical personnel may adversely affect our ability to successfully manage our business or achieve our business objectives.

Our future success depends upon the continued service of our executive officers and other key personnel. None of our executive officers or key employees is bound by an employment agreement for any specific term. Key personnel may voluntarily terminate due to various reasons. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

Our inability to retain and hire qualified and effective personnel may adversely affect our ability to grow our business.

In the future, we may expand our sales, operations and marketing efforts in order to try to increase market awareness and sales of our services. We may also need to increase our technical staff in order to service customers and perform research and development. There is competition for qualified and effective sales, marketing, technical and operations personnel as these personnel are in limited supply and in high demand and we might not be able to hire and retain sufficient numbers of these personnel to grow our business or to service our customers effectively. Also, past reductions in our workforce, although designed to not affect service levels and demand generation, may adversely affect these areas of our business.

In the event we are not able to achieve the anticipated benefits from our acquisition of Nexus Technology, Inc. this may increase our expenses without the expected increase in revenue, which will adversely affect our operating or financial results.

In October 2003 we acquired substantially all of the assets of Nexus Technology, Inc. as part of our efforts to expand our applications management business and product offerings. The rationale for the asset purchase was to expand Corio's customer base and expertise in the SAP market space. SAP AG is a significant software vendor, providing enterprise resource planning and e-commerce software for businesses. We expect Corio's overall revenues in this market space to grow as a result of the asset purchase, however, we may experience difficulties in achieving and may never fully realize this anticipated benefit. Potential risks with this acquisition include, among others:

possible impairment of relationships with employees and customers as a result of the acquisition of Nexus Technology;

inability to retain key employees of Nexus Technology;

inability to retain the SAP customers of Nexus Technology;

diversion of management's attention from other business concerns; and

difficulties in assimilation of acquired personnel, operations, technologies or products.

In the event we are unable to retain Nexus Technology's SAP customers or use this acquisition as a basis for expanding our customer base in the SAP market, or in the event the risks identified above lead to increased costs or a loss of benefits from the acquisition then we may never achieve the anticipated benefits of this acquisition and this will adversely impact our operating results. In addition, Corio has an obligation to issue additional shares of common stock to Nexus Technology in the event Corio attains specified revenue milestones for the 3-month period ending December 31, 2004. Any such issuance would dilute our existing stockholders and increase the costs of the acquisition.

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

In September 2002 and October 2003, we completed the acquisition of the ASP assets of Qwest Cyber Solutions LLC and Nexus Technology, Inc., respectively. The integration of the ASP assets of Qwest Cyber Solutions and Nexus Technology into our business is ongoing, and we may experience related disruptions and distractions as well as unexpected costs. We have lost, and may continue to lose, customers acquired from Qwest Cyber Solutions, and we may experience similar losses of customers acquired from Nexus Technology.

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

Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain. This is especially true given the uncertainty in the macroeconomic environment. Companies in the ASP industry, such as Pandesic and Red Gorilla and others, have ceased operations. Other companies in the ASP industry, such as USinternetworking, have filed for bankruptcy. We cannot assure you that this market will remain viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. We believe that many of our potential customers are not fully aware of the benefits of hosted and managed solutions. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs in general (or smaller service providers in particular) to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet and the financial viability of ASPs could also limit the growth of Internet-based business software solutions.

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

We have customers with international operations, have established a subsidiary in India, and may expand our business outside of the United States in the future. Conducting our business in international markets is subject to complexities associated with foreign operations and to additional risks related to our business, including the possibility that the scarcity of cost-effective, high-speed Internet access and the slow pace of future improvements in access to the Internet will limit the market for hosting software applications over the Internet or adversely affect the delivery of our services to customers. Additionally, some countries outside of the United States do not permit hosting applications on behalf of companies. The European Union has adopted a privacy directive that regulates the collection and use of information. This directive may inhibit or prohibit the collection and sharing of personal information in ways that could harm us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive.

General political and economic conditions may reduce our revenues and harm our operations.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 39% of our common stock as of December 31, 2003. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

Several members of our senior management have contracts with us that provide for the acceleration of the vesting of their stock options upon termination following a change of control, and members of our board of directors have contracts with us that provide for the acceleration of vesting of their stock options upon a change of control.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short- term investments in a variety of securities, including Government Securities, Commercial Paper, Corporate Bonds and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003. This table does not include money market funds because those funds are not subject to market risk.

                                                                 Maturing in
                                                         ---------------------------------
                                                                               Between
                                                          Three months     Three months and
                                                             or less       Seventeen months
                                                         ---------------   ---------------
December 31, 2003 (in thousands, except percentages):
Included in cash and cash equivalents.................. $         6,117   $            --
Weighted average interest rate.........................            1.12%              --
Included in short-term investments..................... $         3,514   $        16,077
Weighted average interest rate.........................            1.16%            1.36%

Item 8.    Consolidated Financial Statements and Supplementary Data

The Company's consolidated financial statements, together with related notes and the report of KPMG LLP, the Company's independent auditors, are set forth on the pages indicated in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its annual meeting of stockholders to be held May 12, 2004 and the information included therein is incorporated herein by reference to the extent detailed below.

Item 10.    Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated by reference under the caption "Election of Directors" in the Registrant's 2004 Proxy Statements.

Audit Committee

Our Company's audit committee currently consists of Aneel Bhusri, Glenn Marschel and George Still. Our Board of Directors has determined that Mr. Still qualifies as an "Audit Committee Financial Expert" as defined in the instructions to Regulation S-K, Section 401(h).

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers and directors, including our senior executive and financial officers. This Code is intended to deter wrongdoing and promote ethical conduct among our directors, executive officers and employees. The Code of Business Conduct and Ethics is available on our corporate website. We intend to post amendments to or waivers from the Code of Business Conduct and Ethics on our website or as otherwise required by the rules of the NASDAQ National Market.

Executive Officers of the Company

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
George Kadifa	44	Chairman, President and Chief Executive Officer
Brett White	41	Executive Vice President, Chief Financial Officer
Sal Jamil	40	Executive Vice President, Chief Operating Officer
John B. Ottman	46	Executive Vice President, Worldwide Markets
Parmeet Chaddha	39	Senior Vice President, Corio Technologies
Arthur Chiang	46	Senior Vice President, Corporate Development

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

Brett White has served as Executive Vice President, Chief Financial Officer since October 2002. Prior to joining us, Mr. White served as Chief Financial Officer of KANA Software, Inc., a leading provider of customer relationship management software solutions, from May 2001 to May 2002. Mr. White served in an executive finance role at marchFIRST (formerly

USWeb/CKS) from February 1999 to February 2001 and served in various senior finance roles at Oracle Corporation, from April 1989 to February 1999, most recently as Vice President of Finance, Worldwide Services. Mr. White holds a B.A. in Business Economics from the University of California, Santa Barbara.

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

John B. Ottman has served as Executive Vice President of Worldwide Markets since December 1999. Prior to joining us, from November 1989 to November 1999, Mr. Ottman held various key management positions at Oracle Corporation, most recently as Group Vice President of the Industrial Sector, managing Oracle's sales of enterprise resource planning, supply chain management and Internet procurement software to the high tech, automotive, aerospace and defense industries. Mr. Ottman's other management positions at Oracle included Vice President, Global Alliances, Regional Manager and Area Manager. Mr. Ottman holds a B.A. in History from Denison University.

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

  Our executive officers are elected by the Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

Additional information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is incorporated by reference to the information under the caption "Management" in the Registrant's 2004 Proxy Statement.

Information with respect to certain corporate governance matters is incorporated by reference to the information under the caption "Corporate Governance" in the Registrant's 2004 Proxy Statement.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2004 Proxy Statement.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation and Other Information" in the Registrant's 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Registrant's 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the Registrant's 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

 The information required by this item is incorporated by reference to the information under the caption "Ratification of Appointment of Independent Auditors" in the Registrant's 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

2.	Schedules

The following financial statement schedule of Corio, Inc. for the years ended December 31, 2003, 2002 and 2001 is filed as part of this report and should be read in conjunction with the financial statements.

Schedule II-Valuation and Qualifying Accounts	66

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15	Secured Promissory Note between the Registrant and Sal Jamil
10.16	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements

Exhibit Number	Description
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for certain portions of this exhibit.

*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.

**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

***	Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on October 29, 2003.

(b)	Reports on Form 8-K

On October 28, 2003, the Company furnished a Current Report on Form 8-K in connection with the press release of the Company's financial results for the quarter ended September 30, 2003.

On October 29, 2003, the Company furnished a Current Report on Form 8-K in connection with the acquisition of substantially all of the assets of Nexus Technology, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Corio, Inc.:

We have audited the accompanying consolidated balance sheets of Corio, Inc. and its subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule, as listed in Item 15(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corio Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for each of the years in the three- year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other acquired intangible assets in 2002.

/s/    KPMG LLP

Mountain View, California
January 26, 2004

CORIO, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                                December 31,
                                                                           ----------------------
                                                                              2003        2002
                                                                           ----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents............................................ $   15,440  $   26,908
    Short-term investments...............................................     19,591      17,031
    Accounts receivable, net of allowance of $591 and $843 at
        December 31, 2003 and 2002, respectively.........................      6,484       6,109
    Prepaid expenses and other current assets............................      2,502       3,421
                                                                           ----------  ----------
    Total current assets.................................................     44,017      53,469
Restricted cash..........................................................      7,680       7,717
Property and equipment, net..............................................     10,907      16,286
Goodwill.................................................................      6,484          --
Other assets.............................................................      3,055       2,820
                                                                           ----------  ----------
    Total assets......................................................... $   72,143  $   80,292
                                                                           ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable..................................................... $    6,759  $   10,004
    Accrued liabilities..................................................      7,216       7,723
    Accrued restructuring................................................        701       1,757
    Deferred revenue.....................................................      4,017       2,636
    Current portion of notes payable.....................................         --         272
    Current portion of capital lease obligations.........................        476       4,460
                                                                           ----------  ----------
    Total current liabilities............................................     19,169      26,852
Capital lease obligations, less current portion..........................        387         399
Accrued restructuring....................................................      4,068       2,472
Other liabilities........................................................      1,283       1,154
                                                                           ----------  ----------
    Total liabilities....................................................     24,907      30,877
                                                                           ----------  ----------
Commitments and contingencies (Note 7)

Stockholders' equity:
    Preferred stock: $0.001 par value; 10,000,000 shares
       authorized; none issued and outstanding...........................         --          --
    Common stock: $0.001 par value; 200,000,000 shares authorized;
         61,767,102 and 56,516,435 shares issued and outstanding at
         December 31, 2003 and 2002, respectively........................         61          56
    Additional paid-in capital...........................................    306,735     296,820
    Accumulated other comprehensive income...............................         12          98
    Deferred stock-based compensation....................................         (3)       (859)
    Accumulated deficit..................................................   (259,569)   (246,700)
                                                                           ----------  ----------
    Total stockholders' equity...........................................     47,236      49,415
                                                                           ----------  ----------
    Total liabilities and stockholders' equity........................... $   72,143  $   80,292
                                                                           ==========  ==========

See accompanying notes to consolidated financial statements.

CORIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                    Years Ended December 31,
                                                                                 -------------------------------
                                                                                   2003       2002       2001
                                                                                 ---------  ---------  ---------
Revenues:
    Application management services............................................ $  60,179  $  43,559  $  36,731
    Professional services and other............................................     8,559     12,585     14,840
                                                                                 ---------  ---------  ---------
    Total revenues.............................................................    68,738     56,144     51,571
                                                                                 ---------  ---------  ---------
Costs and Expenses:
    Application management services *..........................................    47,756     43,053     40,572
    Professional services and other *..........................................     6,708     13,794     16,496
    Research and development *.................................................     4,638      6,306      9,112
    Sales and marketing *......................................................     8,700     10,499     21,783
    General and administrative *...............................................     9,501     11,700     21,079
    Restructuring charges......................................................     2,334      4,036      3,837
    Amortization of stock based compensation...................................       458      2,347      5,099
    Amortization of goodwill...................................................        --         --        564
    Amortization of other intangibles..........................................     1,807        497         --
                                                                                 ---------  ---------  ---------
    Total operating expenses...................................................    81,902     92,232    118,542
                                                                                 ---------  ---------  ---------
Loss from operations...........................................................   (13,164)   (36,088)   (66,971)
Interest and other income......................................................       625      1,821      5,663
Interest and other expense.....................................................      (330)      (934)    (2,567)
                                                                                 ---------  ---------  ---------
Net loss before income taxes...................................................   (12,869)   (35,201)   (63,875)
Tax benefit....................................................................        --        400         --
                                                                                 ---------  ---------  ---------
Net loss....................................................................... $ (12,869) $ (34,801) $ (63,875)
                                                                                 =========  =========  =========

Basic and diluted net loss per share........................................... $   (0.22) $   (0.66) $   (1.27)
                                                                                 =========  =========  =========

Shares used in computation-basic and diluted...................................    57,228     53,103     50,296
                                                                                 =========  =========  =========

* Amortization (reversal) of stock-based compensation not included in expense l
    Application management services............................................ $      64  $     261  $     178
    Research and development...................................................         2        148       (253)
    Sales and marketing........................................................       197        840        309
    General and administrative.................................................       195      1,098      4,865
                                                                                 ---------  ---------  ---------
    Total amortization of stock-based compensation............................. $     458  $   2,347  $   5,099
                                                                                 =========  =========  =========

See accompanying notes to consolidated financial statements.

CORIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(in thousands)

                                                                                 Deferred
                                                                                  Stock     Accumulated
                                                   Common Stock    Additional     Based        Other                     Total
                                               ------------------    Paid-in     Compen-    ComprehensiveAccumulated  Stockholders' Comprehensive
                                                Shares    Amount     Capital      sation      Income       Deficit       Equity         Loss
                                               --------  --------  -----------  ----------  -----------  -----------  ------------  ------------
Balance at December 31, 2000..................  49,288  $     49  $   299,052  $  (13,234) $        --  $  (148,024) $    137,843  $         --
Repurchase of common stock....................    (100)       --           (1)         --           --           --            (1)           --
Conversion of warrants to common stock........     420        --           --          --           --           --            --            --
Remeasurement and amortization of
  performance-based stock warrants............      --        --          164          --           --           --           164            --
Issuance of common stock upon
  exercise of stock options...................   4,747         5          211          --           --           --           216            --
Issuance of common stock under
  employee stock purchase plan................     710         1        1,520          --           --           --         1,521            --
Deferred stock-based compensation.............      --        --        5,332      (5,332)          --           --            --            --
Amortization of deferred
  stock-based compensation....................      --        --       (8,006)     13,105           --           --         5,099            --
Change in unrealized gain on investments......      --        --           --          --          372           --           372           372
Net loss......................................      --        --           --          --          -        (63,875)      (63,875)      (63,875)
                                               --------  --------  -----------  ----------  -----------  -----------  ------------  ------------
Balance at December 31, 2001..................  55,065        55      298,272      (5,461)         372     (211,899)       81,339       (63,503)
Remeasurement and amortization of                                                                                                   ============
  performance-based stock warrants............      --        --           11          --           --           --            11            --
Issuance of common stock upon
  exercise of stock options...................     305        --          104          --           --           --           104            --
Issuance of common stock under
  employee stock purchase plan................   1,146         1          688          --           --           --           689            --
Deferred stock-based compensation.............      --        --       (2,255)      2,255           --           --            --            --
Amortization of deferred
  stock-based compensation....................      --        --           --       2,347           --           --         2,347            --
Change in unrealized gain (loss) on investment      --        --           --          --         (274)          --          (274)         (274)
Net loss......................................      --        --           --          --           --      (34,801)      (34,801)      (34,801)
                                               --------  --------  -----------  ----------  -----------  -----------  ------------  ------------
Balance at December 31, 2002..................  56,516        56      296,820        (859)          98     (246,700)       49,415       (35,075)
Remeasurement and amortization of                                                                                                   ============
  performance-based stock warrants............      --        --          416          --           --           --           416            --
Issuance of common stock upon
  exercise of stock options...................   1,201         1        1,055          --           --           --         1,056            --
Issuance of common stock under
  employee stock purchase plan................   1,129         1          569          --           --           --           570            --
Issuance of common stock for
  acquisition.................................   2,921         3        8,265          --           --           --         8,268            --
Deferred stock-based compensation.............      --        --         (398)        398           --           --            --            --
Amortization of deferred
  stock-based compensation....................      --        --           --         458           --           --           458            --
Non-employee stock based compensation.........      --        --            8          --           --           --             8            --
Change in unrealized gain (loss) on investment      --        --           --          --          (86)          --           (86)          (86)
Net loss......................................      --        --           --          --           --      (12,869)      (12,869)      (12,869)
                                               --------  --------  -----------  ----------  -----------  -----------  ------------  ------------
Balance at December 31, 2003..................  61,767  $     61  $   306,735  $       (3) $        12  $  (259,569) $     47,236  $    (12,955)
                                               ========  ========  ===========  ==========  ===========  ===========  ============  ============

See accompanying notes to consolidated financial statements.

CORIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          Years Ended December 31,
                                                                       -------------------------------
                                                                         2003       2002       2001
                                                                       ---------  ---------  ---------
Cash flows from operating activities:
    Net loss......................................................... $ (12,869) $ (34,801) $ (63,875)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation ................................................    11,168     11,511     14,919
        Amortization of goodwill and other intangibles...............     1,807        497        564
        Amortization of deferred stock-based compensation............       458      2,347      5,099
        Amortization of warrants.....................................       428         25        201
        Asset impairment charge......................................        --         --      1,500
        Provision for allowance for doubtful accounts................       182        100         --
        Compensation for grants of stock, options and
           warrants in exchange for services.........................        24         24        768
        Accretion of investments.....................................       682        483        339
        Loss on retirement of assets.................................        --         52         --
        Changes in operating assets and liabilities:
            Accounts receivable......................................       799      2,480      3,962
            Prepaid expenses and other current assets................       919      1,592        552
            Accounts payable and accrued expenses....................    (4,223)     1,097     (4,909)
            Deferred revenue.........................................     1,381       (254)    (1,227)
            Other liabilities........................................     1,725      2,709        223
                                                                       ---------  ---------  ---------
     Net cash provided by (used in) operating activities.............     2,481    (12,138)   (41,884)
                                                                       ---------  ---------  ---------
Cash flows from investing activities:
    Purchase of short-term investments...............................   (50,063)   (60,770)   (75,612)
    Sales of short-term investments..................................    46,735     84,814    114,141
    (Increase) decrease in restricted cash...........................        37        132     (7,849)
    Purchase of property and equipment...............................    (5,357)      (828)    (4,623)
    Other assets.....................................................       171        310      1,726
    Cash received from termination fee netted against acquisition....        --      1,000         --
    Cash paid for acquisition........................................    (1,701)   (15,000)        --
                                                                       ---------  ---------  ---------
Net cash (used in) provided by investing activities..................   (10,178)     9,658     27,783
                                                                       ---------  ---------  ---------
Cash flows from financing activities:
    Proceeds from sale of common stock and exercise of stock options.     1,626        793      1,734
    Payments on debt obligations.....................................    (5,397)    (7,722)    (9,771)
                                                                       ---------  ---------  ---------
Net cash  used in financing activities...............................    (3,771)    (6,929)    (8,037)
                                                                       ---------  ---------  ---------
Net decrease in cash and cash equivalents............................   (11,468)    (9,409)   (22,138)
Cash and cash equivalents, beginning of period.......................    26,908     36,317     58,455
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of period............................. $  15,440  $  26,908  $  36,317
                                                                       =========  =========  =========
Supplemental disclosure of cash flow information:
    Cash paid for interest........................................... $     313  $     897  $   1,711

Supplemental non-cash investing and financing activities:
    Acquisition of property and equipment under capital leases....... $     608  $     407  $   4,193
    Deferred stock-based compensation................................ $    (398) $  (2,255) $   5,332
    Unrealized gain (loss) on investments............................ $     (86) $    (274) $     372
    Acquisition of property and equipment under short term financing. $   1,091  $      --  $      --

See accompanying notes to consolidated financial statements.

CORIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-The Company and Summary of Significant Accounting Policies

The Company

Corio, Inc. ("Corio" or the "Company") is a leading enterprise application service provider, or ASP. The Company implements, integrates, and manages a suite of enterprise software applications from leading vendors offered to its customers over a secure network for a monthly fee. The Company also provides professional services which include initial implementation and ongoing support services.

Principles of Consolidation

The consolidated financial statements include the accounts of Corio and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in other income (expense) in the accompanying consolidated statements of operations.

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

Restricted Cash

In connection with two facility leases, the Company is required to provide letters of credit as security for the leases. The letters of credit are available for a period of one year with automatic one year renewals. The letters of credit are collateralized by a $7.7 million cash deposit at December 31, 2003 and are recorded as restricted cash on the accompanying balance sheet.

Investments in debt securities

The Company classifies its investments in debt securities as available-for-sale. Available-for-sale securities are carried at fair market value. Any unrealized gains or losses are recorded as a component of accumulated other comprehensive income.

As of December 31, 2003 and 2002, all of the Company's investments had contractual maturities within 18 months. As of December 31, 2003 and 2002, all investments were considered available-for-sale securities and consisted of the following (in thousands):

                                                                          Unrealized  Unrealized   Estimated
December 31, 2003                                                Cost        Gain        Loss      Fair Value
------------------------------------------------------------  ----------  ----------  ----------   ---------
Government agencies......................................... $    5,471  $        4  $       --   $   5,475
US treasury notes...........................................      2,763           4          --       2,767
Corporate bonds.............................................     11,345           5          (1)     11,349
                                                              ----------  ----------  ----------   ---------
                                                             $   19,579  $       13  $       (1)  $  19,591
                                                              ==========  ==========  ==========   =========

                                                                          Unrealized  Unrealized   Estimated
December 31, 2002                                                Cost        Gain        Loss      Fair Value
------------------------------------------------------------  ----------  ----------  ----------   ---------
Government securities....................................... $    7,470  $       29  $       --   $   7,499
Corporate bonds.............................................      9,463          69          --       9,532
                                                              ----------  ----------  ----------   ---------
                                                             $   16,933  $       98  $       --   $  17,031
                                                              ==========  ==========  ==========   =========

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, and accounts receivable. At December 31, 2003, the Company held 74% of its cash and cash equivalents and short-term investments with one financial institution. For customer concentrations, see Note 13.

Fair value of financial instruments

The carrying amount of Corio's cash and cash equivalents, short term investments, receivables, accounts payable, accrued liabilities and debt obligations approximate their fair values due to the short-term nature of these instruments. The fair market values of Corio's capital lease obligations approximate their carrying values based upon current market rates of interest.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill

Effective July 1, 2001, the Company adopted certain provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets apart from goodwill.

In accordance with Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, the effect of these accounting changes is reflected prospectively. Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows (in thousands, except per share amounts):

                                                                    Year Ended December 31,
                                                              ---------------------- -----------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
Net loss as reported........................................ $  (12,869) $  (34,801) $  (63,875)
Goodwill amortization.......................................         --          --         564
                                                              ----------  ----------  ----------
Adjusted net loss........................................... $  (12,869) $  (34,801) $  (63,311)
                                                              ==========  ==========  ==========

Reported net loss per share-basic and diluted............... $    (0.22) $    (0.66) $    (1.27)
Goodwill amortization.......................................         --          --        0.01
                                                              ----------  ----------  ----------
Adjusted net loss per share-basic and diluted............... $    (0.22) $    (0.66) $    (1.26)
                                                              ==========  ==========  ==========

Income taxes

The Company accounts for its income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Since inception, the Company has incurred net losses for federal and state tax purposes, and anticipates losses for the foreseeable future. The Company has therefore not recognized any tax provision for income taxes for fiscal 2003, 2002 and 2001. The Company recognized a $400,000 tax benefit in 2002 after determining that a tax provision related to an exposure item recorded in connection with the Company's acquisition of Data Systems Connectors, Inc. in 1998 was no longer needed due to the completion of a tax examination.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and exercise prices. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                                    Year Ended December 31,
                                                              ---------------------- -----------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
Net loss as reported........................................ $  (12,869) $  (34,801) $  (63,875)
Add stock-based employee compensation expense
   included in reported net loss............................        458       2,347       5,099
Deduct total stock-based employee compensation determined
  under the fair-value-based method for all awards..........     (5,764)     (9,939)    (18,512)
                                                              ----------  ----------  ----------
Pro forma net loss                                           $  (18,175) $  (42,393) $  (77,288)
                                                              ==========  ==========  ==========
Basic and diluted net loss per share:
    As reported............................................. $    (0.22) $    (0.66) $    (1.27)
    Pro forma...............................................      (0.32)      (0.80)      (1.54)

The Company calculated the fair value of each option granted under the Company's stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

                                                                   Year Ended December 31,
                                                              ----------------------  ----------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
Expected life (in years)....................................        4.0         4.0         4.0
Risk free interest rate.....................................       2.54%       3.37%       4.71%
Volatility..................................................        105%        105%         90%
Dividend yield..............................................         --          --          --

Weighted-average fair values per share of options granted under the Company's stock option plans during the following years were:

                                                                      Year Ended December 31,
                                                              ----------------------------------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
 Weighted-average fair values per share for options granted
  under the Company's stock option plans.................... $     0.94  $     0.66  $     1.06

The Company calculated the fair value of each option granted under the Company's employee stock purchase plan on the date of grant using the Black- Scholes option pricing model with the following weighted- average assumptions:

                                                                   Year Ended December 31,
                                                              ----------------------------------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
Expected life (in years)....................................        0.5   0.5 - 2.0   0.5 - 2.0
Risk free interest rate.....................................       1.06%       1.58%       3.17%
Volatility..................................................        104%        105%         90%
Dividend yield..............................................         --          --          --

Weighted-average fair values per share of options granted under the Company's employee stock purchase plan during the following years were:

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2003        2002        2001
                                                              ----------  ----------  ----------
 Weighted-average fair values per share for options granted
  under the Company's employee purchase plan................ $     0.45  $     0.29  $     0.31

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The Company adopted this standard on January 1, 2002. The provisions of this standard did not have a significant effect on the Company's financial position or operating results.

Revenue recognition

The Company generates revenue from application management services, professional services and other revenues.

Application management services revenue consists of monthly recurring fees for ongoing services, which are recognized as the services are performed in accordance with SAB 104 and related interpretations and start-up fees, which are recognized ratably over the term of the customer applications management contract, generally three years upon the commencement of hosting. We also recognize customer prepayments for application management services revenues as the services are performed. In addition, fees for support services, which are also recognized as revenue as the services are performed, are included in application management services revenue. Our application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to upgrades and updates as provided to the Company under contract with the original software vendor. Contracts for application management services include monthly or quarterly minimum volume commitments by the Company's customers and fees for actual volume usage. The Company analyzes various customer metrics, such as number of users and amount of data storage, and compares them to the customer's contractual limits. Should the contractual limits be exceeded, the Company invoices the customer for the overage and recognizes the revenue, assuming all other revenue recognition criteria have been met, during the month that the services were performed. Application management services customers are typically billed monthly with net 30 day payment terms.

Professional services and other revenues include revenues from consulting services, implementation services and staff augmentation. Revenue from consulting services is recognized using the percentage-of- completion method for fixed-fee arrangements under the cost-to-cost method or as the services are provided for time-and-materials arrangements. Losses resulting from fixed-fee contracts are recorded at the time such losses are estimated to exist. Revenue from time and materials contracts is recognized as services are performed in accordance with SAB 104. The Company recognizes revenue from fixed- fee contracts using a proportional performance method of accounting similar to the percentage of completion method described in Statement of Position 81-1 (SOP 81-1). The Company tracks the progress of these fixed fee contracts based on a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. Professional services customers are billed as services are performed in accordance with the terms of their individual contracts.

The Company recognizes revenue from application management services as the services are provided to its customers provided that collection of the receivable is reasonably assured. The Company regularly monitors the payment activity and credit worthiness of its customers. If the Company determines that collection of revenue from a particular customer or contract is no longer reasonably assured, the Company designates those customers as "cash basis customers" and starts to recognize revenue from that customer on a cash basis, after services have been rendered and payment for services has been received. The Company considers the following factors in determining whether collection of revenue is no longer reasonably assured from a customer: (i) the customer's payment history and outstanding receivables balance, (ii) the increased probability of non-payment as a result of a deterioration in the customer's financial health as indicated by the Company's review of publicly available information, bankruptcy announcements, or other factors demonstrating a serious weakness in a customer's business such as significant layoffs, decreases in revenues, loss of customers or litigation, or (iii) the increased probability of non-payment due to service-related issues or the receipt of an early termination notice from a customer. If the Company receives any payment from a cash basis customer in advance of services, the Company would recognize the payment as revenue as the services are performed. At the time a customer is designated as a cash basis customer any uncollected accounts receivable are evaluated for collectibility. Any amounts that are deemed uncollectible are written off as a reduction to our revenue. The remaining balances remain recorded on an accrual basis and are monitored for collection. Subsequent receipts are applied to these balances before the Company recognizes any additional revenue.

If the Company believes that there is a reasonable chance that it will receive payment from a customer, even if payment is not reasonably assured and the customer is designated as a cash basis customer, the Company will typically not terminate the customer and will continue to provide services to that customer. If the Company analyzes an individual customer's situation and determines that it is extremely unlikely that the customer will pay for ongoing services, the Company will notify the customer that if the customer does not pay within the notice period, the Company reserves the right to terminate the contract and related services and to require payment of the applicable termination fee and past amounts due. If, after such notice, the customer does not pay within the cure period or justify its refusal to pay, the Company will terminate its contract with the customer.

The Company has set forth below the amount of revenue recognized from cash basis customers for the fiscal years ended December 31, 2003, 2002 and 2001 and the period in which the underlying services, which generated the revenue, were performed (in thousands):

                                                                                Year Ended December 31,
                                                                             -------------------------------
                                                                               2003       2002       2001
                                                                             ---------  ---------  ---------
Cash Basis Revenue Recorded Related to Services Performed in Current Year.. $  19,147  $  14,745  $  15,898
Cash Basis Revenue Recorded Related to Services Performed in Prior Year....     3,030      2,268        734
                                                                             ---------  ---------  ---------
      Total Cash Basis Revenue Recorded.................................... $  22,177  $  17,013  $  16,632
                                                                             =========  =========  =========

Revenue earned from cash basis customers but not recorded due to the cash basis designation was $1.4 million, $3.0 million and $2.3 million as of December 31, 2003, 2002 and 2001, respectively. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. In addition, only one of the Company's cash basis customers is obligated to pay recurring application management services fees in advance.

The Company's revenue in the future could fluctuate significantly due to the timing and amount of payments received from cash basis customers as well as increases or decreases in the number of customers designated as cash basis customers.

The Company records all costs in connection with services provided to cash basis customers as incurred.

In certain cases the Company has both professional services and applications management contracts with the same customer. In those cases the Company determines whether or not the fees qualify for separate accounting treatment as required by SAB 104 and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. When the services are separable, the revenue for each element is recognized as noted above. When the elements are deemed to be inseparable, revenue is recognized over the term of the customer applications management contract.

In November 2001, the Financial Accounting Standards Board ("FASB") issued a staff announcement regarding the income statement characterization of reimbursements received for "out-of-pocket" expenses incurred. This indicated that the FASB believes that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement, where the service provider is the primary obligor with respect to purchasing goods and services from third parties, has supplier discretion and assumes credit risk for the transaction. The announcement is effective for financial reporting periods beginning after December 15, 2001. Upon application of the statement, comparative financial statements for the prior periods were reclassified. For fiscal 2003, the Company recorded $621,000 and $636,000 of reimbursed application and professional services expenses, respectively, as revenues. For fiscal 2002, the Company recorded $859,000 and $1.1 million of reimbursed application and professional services expenses, respectively, as revenues. For fiscal 2001, $1,019,000 and $972,000, respectively, in reimbursed application and professional services expenses, respectively, have been reclassified as revenues.

Advertising costs

Advertising costs are expensed as incurred and totaled $1,000, $153,000 and $472,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

Comprehensive loss

Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources. The tax effect of the unrealized gain (loss) on short-term investments was insignificant. The Company's comprehensive loss was $13.0 million, $35.1 million and $63.5 million, in 2003, 2002 and 2001, respectively.

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share as their effect would have been antidilutive for the periods indicated (in thousands):

                                       ------------------------------------------------------------
                                              2003                2002                2001
                                        ------------------  ------------------  -------------------
                                        Weighted            Weighted            Weighted
                                         Average             Average             Average
                                        Exercise            Exercise            Exercise
                                          Price    Shares     Price    Shares     Price    Shares
                                        --------- --------  --------- --------  --------- ---------
Preferred stock warrants...............$      --       --  $    1.70      746  $    2.52       900
Common stock subject to repurchase.....$      --       --  $    0.01    2,103  $    0.01     4,184
Common stock options and warrants......$    1.87   17,254  $    2.05   16,127  $    2.85    12,236

Reclassifications

Certain reclassifications have been made to prior period amounts to be consistent with current year presentation.

Recent accounting pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand- alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company adopted this provision on July 1, 2003, the first period after June 15, 2003. The provisions of this consensus did not have a significant effect on the Company's financial position or operating results.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003 by FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company believes the adoption of FIN No. 46R will not have a material impact to its financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2003, the SEC issued SAB 104, Revenue Recognition, (SAB 104) which rescinds and updates SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this provision did not have an impact in the Company's financial position or results of operations.

Note 2-Business Combination

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus Technology, Inc. ("Nexus"). The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. The shares used as consideration were valued at $2.83 per share, which was the average closing price two days before and after the closing date. In addition, Nexus will be entitled to receive an earn- out payment of up to $2.0 million payable in shares of Corio common stock contingent upon Corio's attainment of specified revenue milestones for the 3- month period ending December 31, 2004 from identified existing and prospective customers of Nexus. The cash portion of the acquisition consideration was paid out of Corio's available working capital. Per the asset purchase agreement, $500,000 of the purchase price was deposited into escrow, to be held as security for a limited period of time for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement.

The shares of Corio common stock issued or issuable in connection with the acquisition, including any shares that may become issuable under the earn-out arrangement, are "restricted securities" within the meaning of the Securities Act. Such shares were, or, in the case of any earn-out shares, will be, issued in reliance on an exemption from the registration requirements of the Securities Act. Corio granted Nexus Technology and its stockholders resale registration rights with respect to the shares issued at the closing of the acquisition.

The following table summarizes the Company's allocation of the total purchase price of $10.2 million to the assets acquired and liabilities assumed from Nexus at the date of acquisition. The following is the allocation of the Nexus purchase price (in thousands):

Accounts receivable................................... $     1,391
Property and equipment................................         480
Other assets..........................................       2,603
Goodwill..............................................       6,484
Accounts payable and accrued liabilities..............        (177)
Other liabilities.....................................        (607)
                                                        -----------
Total................................................. $    10,174
                                                        ===========

 The Company recorded intangible assets for acquired application management services and professional services customer contracts of $2.6 million, which is included in other assets in the accompanying consolidated balance sheet. This intangible asset is being amortized over various estimated lives of 4 months to 5 years. Accumulated amortization at December 31, 2003 was $265,000.

The Company's 2003 statement of operations includes the operations of Nexus from October 22, 2003 to December 31, 2003. The unaudited pro forma financial information in the following table illustrates the combined results of the Company's operations and the operations of Nexus for the years ended December 31, 2003 and 2002 as if the two entities were combined on January 1, 2002. The unaudited pro forma financial information is not necessarily indicative of the results of operations which would have occurred if the Company had constituted a single entity as of January 1, 2002 nor is it necessarily indicative of the future results of the operations of the combined entity.

The unaudited pro forma financial information is based upon the following assumptions and estimates, and is presented for informational purposes:

the pro forma financial information includes the recording of an identifiable intangible asset of approximately $2.6 million for acquired customer contracts, such asset will be amortized over estimated useful lives ranging from 4 months to 5 years.

the pro forma financial information includes adjustments to reflect the amortization expense of the identifiable intangible assets as if Nexus had been acquired on the first day of the earliest period presented.

the pro forma financial information includes adjustments to reflect 2,921,390 shares of common stock issued in connection with the acquisition on the first day of the earliest period presented.

the pro forma financial information reflects a reduction of interest income related to the $1.9 million in cash paid to acquire Nexus. The interest rate was assumed to be 2%.

Unaudited Pro Forma Combined Condensed Statement of Operations

                                                       Year Ended December 31,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
                                                           (Unaudited)
                                                        (in thousands except
                                                          per share amounts)
Total revenues........................................ $    74,884  $    64,971
Total operating expenses..............................      89,975      103,104
                                                        -----------  -----------
Loss from operations..................................     (15,091)     (38,133)
Interest and other income.............................         597        1,800
Interest and other expense............................        (330)        (934)
                                                        -----------  -----------
Net loss before income taxes............. ............ $   (14,824) $   (37,267)
Tax benefit...........................................          --          398
                                                        -----------  -----------
Net loss...............................................$   (14,824) $   (36,869)
                                                        ===========  ===========
Basic and diluted net loss per share.................. $     (0.25) $     (0.66)
Shares used in computation-basic and diluted..........      59,859       56,024

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

The Company acquired certain assets of QCS's ASP business, including customer contracts related to the ASP business, internally used and developed software, certain tangible assets such as computers, servers, routers, firewalls and related equipment, and accounts receivable. The Company is currently integrating the acquired business into its existing business and will support the QCS customer relationships acquired as part of the acquisition.

The following table summarizes the Company's allocation of the total purchase price of $16.3 million to the assets acquired and liabilities assumed from QCS at the date of acquisition. As the estimated fair values of the assets acquired and liabilities assumed exceeded the total purchase price, no goodwill was recorded as a result of this transaction. The following is the allocation of the QCS purchase price (in thousands):

Accounts receivable.............................. $   5,900
Prepaid expenses and other current assets........     3,100
Property and equipment...........................     6,000
Other assets.....................................     2,700
Accounts payable and accrued liabilities.........      (500)
Deferred revenue.................................      (900)
                                                   ---------
Total............................................ $  16,300
                                                   =========

The Company recorded an intangible asset for acquired customer contracts of $2.7 million, which is included in other assets in the accompanying balance sheet. This intangible asset is being amortized over an estimated life of 18 months. Accumulated amortization at December 31, 2003 and 2002 was $1,544,000 and $497,000, respectively.

Note 3-Property and Equipment

Property and equipment, net, consists of the following (in thousands):

                                                             December 31,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Computer equipment.................................... $    34,391  $    29,745
Computer software.....................................      15,390       14,265
Furniture and fixtures................................       2,129        2,117
Leasehold improvements................................       2,702        2,702
                                                        -----------  -----------
Total.................................................      54,612       48,829
Accumulated depreciation and amortization.............     (43,705)     (32,543)
                                                        -----------  -----------
Property and equipment, net........................... $    10,907  $    16,286
                                                        ===========  ===========

 Property and equipment includes assets under capital leases of $13,524,000 at December 31, 2003, and $17,302,000 at December 31, 2002. Accumulated amortization of assets under capital leases totaled $13,168,000 at December 31, 2003 and $13,284,000 at December 31, 2002.

Note 4-Accounts Receivable and Accrued Liabilities

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At December 31, 2003 and 2002, the Company had outstanding invoices of $1,444,000 and $3,046,000 related to customers which the Company deemed as cash basis due to the customer's credit risks determined by the Company. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable balances. Included in accounts receivable at December 31, 2003 and 2002 was $332,000, and $1,443,000, respectively, of unbilled receivables.

At December 31, 2003 and 2002, the Company's allowance for doubtful accounts was $591,000 and $843,000, respectively. The amount reported as of December 31, 2002 has been revised from the $403,000 previously reported on the face of the consolidated balance sheet as of December 31, 2002. The revision had no impact on the $6.1 million of net receivables reported as of December 31, 2002.

Accrued liabilities consist of the following (in thousands):

                                                             December 31,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Accrued license fees.................................. $     1,590  $     2,024
Accrued compensation and related benefits.............       1,503        2,264
Contributions to employee stock purchase plan.........         484          436
LivePerson contingency (see note 7)...................       1,369           --
Other.................................................       2,270        2,999
                                                        -----------  -----------
Total................................................. $     7,216  $     7,723
                                                        ===========  ===========

Note 5-Restructuring Charge

The following table sets forth the Company's charges taken against the restructuring and impairment accrual in fiscal 2003 and the remaining restructuring accrual balance at December 31, 2003 (in thousands):

                                                        December 31, Additions/      Cash      December 31,
                                                           2002      Adjustments   Payments       2003
                                                        -----------  -----------  -----------  ----------
Office lease obligations.............................. $     3,355  $     2,473  $     1,059  $    4,769
Employee severance....................................         440           --          440          --
Asset abandonments....................................         434         (139)         295          --
                                                        -----------  -----------  -----------  ----------
                                                       $     4,229  $     2,334  $     1,794  $    4,769
                                                        ===========  ===========  ===========  ==========

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

The following table sets forth the Company's charges taken against the restructuring and impairment accrual in fiscal 2002 and the remaining restructuring accrual balance at December 31, 2002 (in thousands):

                                                        December 31, Additions/      Cash      December 31,
                                                           2001      Adjustments   Payments       2002
                                                        -----------  -----------  -----------  ----------
Office lease obligations.............................. $        --  $     3,796  $       441  $    3,355
Employee severance....................................         106          712          378         440
Asset abandonments....................................         480          109          155         434
                                                        -----------  -----------  -----------  ----------
                                                       $       586  $     4,617  $       974  $    4,229
                                                        ===========  ===========  ===========  ==========

During fiscal 2002, the Company reviewed its facilities requirements and vacated a portion of its headquarters in San Carlos, California. Related to this action, the Company recorded a charge of $3.8 million to record the estimated loss. The employee severance liability at December 31, 2002 was paid in the first quarter of fiscal 2003.

Note 6-Income Taxes

The income tax expense differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income as a result of the following (in thousands):

                                                              Year Ended December 31,
                                                        -------------------------------------
                                                           2003         2002         2001
                                                        -----------  -----------  -----------
Federal tax at statutory rate......................... $    (4,375) $   (11,968) $   (21,718)
Excess of amount provided over amount required........                     (400)          --
State taxes...........................................          --           11           15
Amortization of intangibles...........................                       --          192
Net operating loss not benefited......................       2,878       11,178       19,731
Foreign tax differential..............................         (20)          --           --
Nondeductible expenses................................          32           41           81
Nondeductible stock compensation......................       1,485          738        1,699
                                                        -----------  -----------  -----------
Total income tax expense.............................. $        --  $      (400) $        --
                                                        ===========  ===========  ===========

 The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                             December 31,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Deferred tax assets:
    Accruals and reserves............................. $     2,761  $     1,658
    State income taxes................................           5            7
    Plant and equipment...............................         981          608
    Net operating loss and credit carryforwards.......      82,469       77,082
                                                        -----------  -----------
    Gross deferred tax assets.........................      86,216       79,355
    Valuation allowance...............................     (86,216)     (79,355)
                                                        -----------  -----------
    Total deferred tax assets......................... $        --  $        --
                                                        ===========  ===========

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realized, therefore, management has established a valuation allowance for that portion of deferred tax assets. The valuation allowance for deferred tax assets were $86,216,000 and $79,355,000 as of December 31, 2003 and 2002, respectively. The net change in the total valuation allowance for the year ended December 31, 2003 was an increase of $6,861,000.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $219,071,000 and $143,238,000 respectively, available to reduce future income subject to income taxes. The difference between the federal and state net operating loss carryforward is due to the state limitation rule for net operating loss. The federal net operating loss carryforwards expire beginning in 2018 through 2023. State net operating loss carryforwards expire beginning in 2009.

Included in gross deferred tax assets at December 31, 2003 is approximately $3,242,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders' equity.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, annual utilization of the net operating loss carryforwards could be reduced significantly.

Note 7-Commitments and Contingencies

Leases

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through 2010. Rent expense for the Company was $4,062,000, $4,462,000 and $5,540,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease periods. Included in other liabilities at December 31, 2003 and 2002 is $1,283,000 and $1,154,000, respectively, of rent expense incurred but not paid.

Future minimum lease payments under non-cancelable operating and capital leases are as follows (in thousands):

                                                          Capital     Operating
Years Ending December 31,                                 Leases       Leases
------------------------------------------------------  -----------  -----------
2004.................................................. $       510  $     4,414
2005..................................................         282        4,412
2006..................................................         114        4,218
2007..................................................          --        4,206
2008..................................................          --        4,315
2009 and thereafter...................................          --        5,685
                                                        -----------  -----------
Total minimum lease payments..........................         906  $    27,250
Less amount representing interest.....................         (43)  ===========
                                                        -----------
Present value of minimum lease payments...............         863
Less current portion..................................        (476)
                                                        -----------
Capital lease obligations, less current portion....... $       387
                                                        ===========

Equipment financing notes payable

The Company financed its acquisition of certain equipment with secured notes payable bearing interest ranging from 6% to 9% per annum and payable in equal monthly installments of principal and interest. At December 31, 2003, the Company had no outstanding notes payable balance. At December 31, 2002, $272,000 was outstanding under these notes and was classified as a current liability in the accompanying balance sheet.

Lease guarantees

In January 2001, the Company entered into a guarantee with a lender for a maximum $7 million letter of credit as security on a facility lease. The letter of credit is collateralized by a $7 million cash deposit. The cash deposit is recorded as restricted cash on the balance sheet.

In connection with a facility lease, the Company is required to provide a $680,000 letter of credit as security for the lease as of December 31, 2003. A $680,000 cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

Loss contracts provision

The Company implements some of its professional services on a fixed fee basis. The Company's process for tracking its progress to completion on such arrangements is through individual detailed project plans and the regular review of labor hours incurred compared to estimated hours to complete the project. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. The Company regularly evaluates current information available to determine whether such recorded losses should be adjusted. In 2003, the Company determined that its professional services provision for contract losses that the Company had recorded during fiscal years 2001 and 2002 was no longer appropriate due to a decreased number of fixed fee contracts. The Company reduced its provision for contract losses by $668,000 which resulted in a corresponding reduction to professional services expenses in fiscal 2003. The professional services provision for contract losses was $153,000 and $821,000 at December 31, 2003 and 2002, respectively.

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

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment awarding Corio damages of $1,115,440 plus interest. LivePerson, Inc. filed a motion to vacate the award in the Superior Court of California. On November 18, 2003, the Superior Court of California issued a judgment, relating to the arbitration, awarding Corio damages of $1,346,605 plus interest from October 17, 2003 until the date of payment. LivePerson, Inc. paid Corio $1,369,479 on December 18, 2003 and subsequently appealed the judgment. For any portion of the cash paid that is affirmed on appeal or otherwise finally committed, such cash received pursuant to this award will be recorded as termination fee revenue.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's financial statements.

Note 8-Preferred Stock

Since inception the Company issued 35,415,000 shares of convertible preferred and mandatorily redeemable preferred stock. In July 2000, upon completion of the Company's initial public offering of its common stock, all outstanding shares of the Company's preferred stock were converted to shares of common stock. As of December 31, 2003, no shares of preferred stock are issued or outstanding.

In April 2000, the Company issued 5,450,000 shares of senior series E mandatorily redeemable preferred stock at $10.00 per share, for aggregate net proceeds of approximately $54.5 million. The senior series E mandatorily redeemable preferred stock converted to common stock upon the Company's initial public offering at 73% of the price per share. The Company recorded a $20.2 million charge for the beneficial conversion feature inherent in this transaction which increased the net loss to derive net loss attributable to common stockholders.

The Company currently has authorized for issuance 10 million shares of preferred stock.

Note 9-Common Stock

In July 2000, the Company completed an initial public offering of 10 million shares of common stock. As of December 31, 2003, an aggregate of 61,767,102 shares were issued and outstanding and no shares were subject to repurchase. As of December 31, 2002, an aggregate of 56,516,435 shares were issued and outstanding including an aggregate of 2,102,604 shares subject to repurchase at a weighted average price of $0.01 per share.

Common stock reserved

The Company has reserved shares of common stock for future issuance as follows:

                                                                          December 31,
                                                                     ------------------------
                                                                        2003         2002
                                                                     -----------  -----------
Exercise of outstanding options and warrants.......................  17,253,891   16,127,139
Exercise of preferred stock warrants...............................          --      745,828
Shares available for issuance under employee stock purchase plan...   2,037,126    1,752,897
Additional shares available for grant under the 1998
  and nonstatutory stock  option plans.............................   5,823,370    4,759,732
                                                                     -----------  -----------
Total..............................................................  25,114,387   23,385,596
                                                                     ===========  ===========

Note 10-Alliance with Cap Gemini Ernst & Young

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. As these shares outstanding were repurchaseable under certain circumstances, the fair value of these shares subject to repurchase were remeasured each reporting period until May 2003, when the repurchase rights lapsed. Amortization expense of $416,000, $11,000 and $164,000 was recorded in sales and marketing expense for 2003, 2002 and 2001, respectively, related to these shares.

Note 11-Stock Plans

Stock Option Plan

Under the Company's 1998 Stock Plan (the "Plan"), the Company was authorized as of December 31, 2003 and December 31, 2002 to issue up to 21,543,855 and 22,588,023 shares of common stock, respectively, to directors, employees, and consultants. The Plan provides for the issuance of stock purchase rights, incentive stock options and non- statutory stock options. Effective in fiscal year 2000, the Plan provides for automatic annual increases in the number of shares reserved for issuance under the Plan in an amount each year equal to the lesser of (1) 6% of the outstanding amount on such date, (2) 6,000,000 shares or (3) such lesser amount as may be determined by the board of directors.

Stock purchase rights that have been issued under the Plan are subject to a restricted stock purchase agreement, whereby the Company has the right to repurchase the stock upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's repurchase right lapses at a rate determined by the Plan administrator, but at a minimum rate of 20% per year. As of December 31, 2003, no shares related to this Plan were subject to repurchase. As of December 31, 2002, 2,102,604 shares were subject to repurchase at a weighted average price of $0.01 per share.

Under the Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. Options generally expire in 10 years. However, the term of the options may be limited to 5 years if incentive stock options are granted to an optionee who owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company's Board of Directors and generally provide for shares to vest over a four-year period.

Nonstatutory Stock Option Plan

In May 2001, the board of directors approved to reserve 3,000,000 shares for issuance under the 2001 Nonstatutory Stock Option Plan (the "NSP Plan") which provides for the issuance of common stock to directors, employees, and consultants. Under the NSP Plan, the exercise price and vesting period for the nonstatutory options will be determined by the Board on the date of grant. Options granted under the NSP Plan will expire ten years from the date of grant. Under the Company's NSP Plan, the Company was authorized as of December 31, 2003 and December 31, 2002 to issue up to 1,483,406 and 1,639,834 shares of common stock, respectively. No options were issued under this plan in fiscal 2003 and 2002. The options generally vest over two to four years. In the event an employee terminates prior to vesting, the Company has the right to repurchase the unvested shares.

A summary of the status of the Company's options under the Plans is as follows:

                                                           Options Outstanding
                                                          ----------------------
                                                Shares                 Weighted
                                               Available    Number      Average
                                                  for         of       Exercise
                                                 Grant      Shares       Price
                                              ----------- -----------  ---------
Balance, December 31, 2000...................  3,405,467  13,122,315  $    3.83
Shares reserved for grant....................  5,957,293          --  $      --
Granted...................................... (9,154,755)  9,154,755  $    0.73
Exercised....................................         --  (4,747,499) $    0.05
Cancelled....................................  5,344,872  (5,344,872) $    4.14
Repurchases..................................    100,000          --
                                              ----------- -----------
Balance, December 31, 2001...................  5,652,877  12,184,699  $    2.84
Shares reserved for grant....................  3,303,927          --  $      --
Granted...................................... (6,502,530)  6,502,530  $    0.91
Exercised....................................         --    (304,632) $    0.34
Cancelled....................................  2,305,458  (2,305,458) $    3.33
                                              ----------- -----------
Balance, December 31, 2002...................  4,759,732  16,077,139  $    2.04
Shares reserved for grant....................  3,390,986          --  $      --
Granted...................................... (5,257,237)  5,257,237  $    1.29
Exercised....................................         --  (1,200,596) $    0.88
Cancelled....................................  2,929,889  (2,929,889) $    2.21
                                              ----------- -----------
Balance, December 31, 2003...................  5,823,370  17,203,891  $    1.86
                                              =========== ===========

The following table summarizes information concerning options outstanding as of December 31, 2003:

                              Options Outstanding           Options Exercisable
                          --------------------------------- ---------------------
                                       Weighted
                                       Average
                                      Remaining   Weighted              Weighted
                            Number    Contractual  Average    Number     Average
                              of         Life     Exercise      of      Exercise
Range of Exercise Prices    Shares     (Years)      Price     Shares      Price
------------------------- ----------- ----------  --------- ----------  ---------
$0.05-$  0.05............     34,225       4.74  $    0.05     34,225  $    0.05
$0.25-$  0.35............     44,550       5.35  $    0.26     44,550  $    0.26
$0.40-$  0.90............  7,983,130       7.94  $    0.60  4,542,067  $    0.52
$1.06-$  1.34............  3,016,320       7.98  $    1.26  1,878,447  $    1.23
$1.50-$  2.61............  2,727,339       7.51  $    2.10  1,552,755  $    1.90
$3.41-$  3.78............  1,038,100       7.86  $    3.53    528,499  $    3.58
$4.00-$  4.75............  1,891,988       6.80  $    4.74  1,004,335  $    4.74
$6.50-$ 14.25............    468,239       6.43  $   10.79    421,425  $   10.79
                          ----------- ----------  --------- ----------  ---------
                          17,203,891       7.68  $    1.86  ********** $    1.88
                          =========== ==========  ========= ==========  =========

As of December 31, 2002, 6,492,935 shares were exercisable at a weighted- average exercise price of $2.22 per share. As of December 31, 2001, 2,954,739 shares were exercisable at a weighted-average exercise price of $2.38 per share.

Stock-based compensation

In connection with stock options granted to employees to purchase common stock, the Company recorded charges (credits) for stock-based compensation of ($398,000), ($2,255,000) and $5,332,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon termination of employment. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through fiscal year 2004. Amortization of deferred stock- based compensation expense, was $458,000, $2,347,000 and $5,099,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with stock options granted to non-employees to purchase common stock, the Company recorded compensation expense of $8,000, $0 and $1,600 in the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts represent, for non-employee options, the deemed fair value of the option at the date of grant.

Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each February 1st and August 1st. Participation in the offering is limited to the lesser of 15% of an employee's compensation or $25,000 per year, and may be terminated at any time by the employee and automatically ends upon termination of employment with the Company. A total of 5,021,751 shares of common stock have been reserved for issuance under this plan of which 2,037,126 shares were available for issuance as of December 31, 2003. Shares issued under this plan were 1,138,681 in 2003 and 1,146,343 in 2002. In addition, the ESPP provides for automatic annual increases in the number of shares reserved for issuance under the ESPP, in an amount each year equal to the lesser of (1) 2.5% of the outstanding shares on such date, (2) 2,500,000 shares or (3) such lesser amount as may be determined by the board of directors.

Note 12-Employee Benefit Plan

The Company sponsors a qualified 401(k) defined contribution plan (the "Plan") covering substantially all of its employees. Participants are permitted, in accordance with the provisions of Section 401(k) of the Internal Revenue Code, to contribute up to 25% of their earnings into the Plan. Contributions made by the Company are discretionary, and the Company has not made any contributions since the inception of the Plan.

Note 13-Significant Customer Information and Segment Reporting Information

The Company has adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified into two reporting segments (i) application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to reporting segments.

Disaggregated information is as follows (in thousands):

                                       Application
                                       Management   Professional
                                        Services     Services    Unallocated    Total
                                       -----------  -----------  -----------  ---------
For the Year Ended December 31, 2003
Revenues............................. $    60,179  $     8,559  $        --  $  68,738
Depreciation......................... $     9,723  $        15  $     1,430  $  11,168
Amortization of stock based compensat $        64  $        --  $       394  $     458
Amortization of intangible assets.... $     1,696  $       111  $        --  $   1,807
Segment loss......................... $   (10,663) $    (1,740) $      (466) $ (12,869)
For the Year Ended December 31, 2002
Revenues............................. $    43,559  $    12,585  $        --  $  56,144
Depreciation......................... $     9,211  $        52  $     2,248  $  11,511
Amortization of stock based compensat $       261  $        --  $     2,086  $   2,347
Amortization of intangible assets.... $        --  $        --  $       497  $     497
Segment profit (loss)................ $       138  $    (1,196) $   (33,743) $ (34,801)
For the Year Ended December 31, 2001
Revenues............................. $    36,731  $    14,840  $        --  $  51,571
Depreciation......................... $     9,536  $       238  $     5,145  $  14,919
Amortization of stock based compensat $       178  $        --  $     4,921  $   5,099
Amortization of goodwill............. $        --  $        --  $       564  $     564
Segment loss......................... $    (3,841) $    (1,656) $   (58,378) $ (63,875)

The Company does not allocate all assets to its operating segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

                                                Percent of Total
                 Percent of Total Revenue       Accounts Receivable
              ----------------------------  -----------------------------
                   Year Ended December 31,          December 31,
              ----------------------------  -----------------------------
                2003      2002      2001      2003      2002      2001
              --------  --------  --------  --------  --------  --------
Customer A..       --        --        --        --        --        20%
Customer B..       --        --        --        --        11%      12%
Customer C..       --        11%      --        --        --        --
Customer D..       --        --        --        34%      --        --
Customer E..       12%      --        --        --        --        --

For the year ended December 31, 2001, no one customer accounted for more than 10% of the Company's total revenue.

Note 14-Related Party Transactions

In January 1999, the Company entered into an outsourcer alliance agreement with PeopleSoft for a software license to offer PeopleSoft software to customers of the Company and for other rights and, in March 1999, the Company entered into a software license and services agreement with PeopleSoft for a license to use PeopleSoft software internally. One director of the Company is also a director of PeopleSoft. Pursuant to the agreements, the Company paid a total of approximately $152,000, $614,000 and $1.7 million to PeopleSoft in 2003, 2002 and 2001, respectively.

In the ordinary course of business, the Company has recorded revenue of $40,000 in the year ended December 31, 2003 arising from transactions with one company with which we have directors in common. At December 31, 2003, the Company has no accounts receivable arising from such transactions. In the ordinary course of business, the Company has recorded revenue of $2.3 million in the year ended December 31, 2002 arising from transactions with four companies with which we have directors in common. At December 31, 2002, accounts receivable included $659,000 arising from such transactions. In the year ended December 31, 2001, we recorded revenue of $4.4 million arising from transactions with five companies with which we have directors in common. At December 31, 2001, accounts receivable included $70,000 arising from such transactions.

Note 15-Selected Quarterly Financial Data (unaudited)

                                        March 31,      June 30,    September 30, December 31,
                                       ------------  ------------  ------------  ------------
                                             (in thousands, except per share data)
2003 Quarter Ended:
Net revenues......................... $     19,003  $     17,051  $     15,540  $     17,143
Net loss............................. $     (5,155) $     (2,953) $     (2,257) $     (2,505)
Basic and diluted net loss per share. $      (0.09) $      (0.05) $      (0.04) $      (0.04)
Quarterly stock prices:
High................................. $       0.84  $       1.80  $       3.51  $       3.18
Low.................................. $       0.64  $       0.73  $       1.51  $       2.07

2002 Quarter Ended:
Net revenues......................... $     13,092  $     11,903  $     13,381  $     17,768
Net loss............................. $     (8,010) $     (7,730) $    (10,228) $     (8,833) (1)
Basic and diluted net loss per share. $      (0.16) $      (0.15) $      (0.19) $      (0.16)
Quarterly stock prices:
High................................. $       1.62  $       1.78  $       1.10  $       0.97
Low.................................. $       1.05  $       1.04  $       0.49  $       0.52

(1)	During the fourth quarter of 2002, an adjustment was made to the Company's accrual for paid time off for employee vacation resulting in a decrease in operating expenses of $570,000.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

                                                      Additions
                                        Balance at   Charged to                 Balance at
                                       Beginning of   Costs and                   End of
             Description                  Period      Expenses    Deductions(1)   Period
-------------------------------------  ------------  -----------  ------------  ----------
Allowance for Doubtful Accounts:
    Year Ended December 31, 2003..... $        843  $       182  $       (434) $      591
    Year Ended December 31, 2002 (2).          816          100           (73)        843
    Year Ended December 31, 2001 (2).        1,411           --          (595)        816
(1)	Accounts written off
(2)

These amounts have been revised as discussed in the notes to the Company's consolidated financial statements. This revision resulted in no change to the net accounts receivable balances previously reported.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereonto duly authorized.

CORIO INC.

Date:	March 30, 2004	By:	/s/ George Kadifa
George Kadifa Chairman of the Board, President and Chief Executive Officer

		By:	/s/ Brett White
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

Signature	Title	Date

/s/ GEORGE KADIFA George Kadifa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ BRETT WHITE Brett White	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2004

/s/ GARY WONG Gary Wong	Controller (Principal Accounting Officer)	March 30, 2004

/s/ RANDALL P. BAKER Randall P. Baker	Director	March 30, 2004

/s/ ANEEL BHUSRI Aneel Bhusri	Director	March 30, 2004

/s/ MARK FORMAN Mark Forman	Director	March 30, 2004

/s/ MARK HAUSER Mark Hauser	Director	March 30, 2004

/s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.	Director	March 30, 2004

/s/ TED SCHLEIN Ted Schlein	Director	March 30, 2004

/s/ GEORGE J. STILL, JR. George J. Still, Jr.	Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15	Secured Promissory Note between the Registrant and Sal Jamil
10.16	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for certain portions of this exhibit.

*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.

**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

***	Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on October 29, 2003.