Form 10-K/A
period 2003-12-31
CORIO INC
filed 2004-03-31
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's Proxy Statement for its Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 12, 2004, are incorporated by reference in Parts III of this Form 10-K/A.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely to correct formatting errors in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004. Specifically, we adjusted the width of certain columns in the following tables in order to properly display the full title or amounts presented in the column: (i) the Statement of Operations Data table presented in Item 6 - "Selected Financial Data" on page 15 of the 10-K/A, (ii) the Consolidated Statements of Operations and the Statements of Stockholders' Equity and Comprehensive Loss on page 45 of the 10-K/A, (iii) the table in Note 11- "Stock Plans" to our financial statements under the sub-heading "Nonstatutory Stock Option Plan" on page 61 of the 10-K/A, and (iv) the table presented in Note 13 - "Significant Customer Information and Segment Reporting Information" to our financial statements on page 63 of the 10-K/A. None of the financial results or amounts presented have been revised.

The amendment conforms the Form 10-K as filed to the version that was certified by our Chief Executive Officer, our Chief Financial Officer and our Principal Accounting Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended.

Corio, Inc.
INDEX TO
ANNUAL REPORT ON Form 10-K/A
FOR YEAR ENDED DECEMBER 31, 2003

PART I

Forward-Looking Statements

This Report on Form 10-K/A includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

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

Data Center and Network Management.    We engage (i) Structure, XO Communications, Qwest and other providers to offer our customers state-of-the-art data centers and network management. To maximize network availability, our application management personnel have, with our data center partners, designed our network architecture to ensure a redundancy of network hardware, facilities infrastructure and telecommunications circuits. Our application management center personnel also ensure that our services support multiple network models and offer our customers a number of connectivity options, including dedicated T1 lines and virtual private networks.

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

  software vendors, including Oracle, PeopleSoft, SAP, and Siebel Systems; and

  major technology providers, such as Microsoft;

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

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K/A in order to fully understand factors that may affect the comparability of the information presented below.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Notes Regarding Forward-Looking Statements

This Report on Form 10-K/A includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange act of 1934. We sometimes identify forward-looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

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

                                                                                                  December 31, 2003
                                                   Twelve Months Ended    Twelve Months Ended         versus
                                                    December 31, 2003      December 31, 2002      December 31, 2002
                                                  -------------------    -------------------    -------------------
                                                            Percentage             Percentage
                                                            of Total               of Total      Dollar   Percentage
                                                   Amount   Revenues      Amount   Revenues      Change    Change
                                                  --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services............. $  60,179        88%  $  43,559        78%  $  16,620        38%
    Professional services and other.............     8,559        12%     12,585        22%     (4,026)      (32)%
                                                  --------- ---------    --------- ---------    --------- ---------
    Total revenues..............................    68,738       100       56,144       100       12,594        22%

COSTS AND EXPENSES:
    Application management services ............    47,756        69%     43,053        77%      4,703        11%
    Professional services and other ............     6,708        10%     13,794        25%     (7,086)      (51)%
    Research and development ...................     4,638         7%      6,306        11%     (1,668)      (26)%
    Sales and marketing ........................     8,700        13%     10,499        19%     (1,799)      (17)%
    General and administrative .................     9,501        14%     11,700        21%     (2,199)      (19)%
    Restructuring charges.......................     2,334         3%      4,036         7%     (1,702)      (42)%
    Amortization of stock based compensation....       458         0%      2,347         4%     (1,889)      (80)%
    Amortization of intangible assets...........     1,807         3%        497         0%      1,310       264%
                                                  --------- ---------    --------- ---------    --------- ---------
    Total operating expenses....................    81,902       119%     92,232       164%    (10,330)      (11)%
                                                  --------- ---------    --------- ---------    --------- ---------%
Loss from operations............................   (13,164)      (19)%    (36,088)      (64)%     22,924       (64)%
Interest and other income.......................       625         0%      1,821         3%     (1,196)      (66)%
Interest and other expense......................      (330)        0%       (934)       (2)%        604       (65)%
                                                  --------- ---------    --------- ---------    --------- ---------
Net loss before income taxes....................   (12,869)      (19)%    (35,201)      (63)%     22,332       (63)%
Tax benefit.....................................        --        -- %        400         1%       (400)     (100)%
                                                  --------- ---------    --------- ---------    --------- ---------
Net loss........................................ $ (12,869)      (19)%  $ (34,801)      (62)%  $  21,932       (63)%
                                                  ========= =========    ========= =========    ========= =========

                                                                                                  December 31, 2002
                                                   Twelve Months Ended    Twelve Months Ended         versus
                                                    December 31, 2002      December 31, 2001      December 31, 2001
                                                  -------------------    -------------------    -------------------
                                                            Percentage             Percentage
                                                            of Total               of Total      Dollar   Percentage
                                                   Amount   Revenues      Amount   Revenues      Change    Change
                                                  --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services............. $  43,559        78%  $  36,731        71%  $   6,828        19%
    Professional services and other.............    12,585        22%     14,840        29%     (2,255)      (15)%
                                                  --------- ---------    --------- ---------    --------- ---------
    Total revenues..............................    56,144       100       51,571       100        4,573         9%

COSTS AND EXPENSES:
    Application management services ............    43,053        77%     40,572        79%      2,481         6%
    Professional services and other ............    13,794        25%     16,496        32%     (2,702)      (16)%
    Research and development ...................     6,306        11%      9,112        18%     (2,806)      (31)%
    Sales and marketing ........................    10,499        19%     21,783        42%    (11,284)      (52)%
    General and administrative .................    11,700        21%     21,079        41%     (9,379)      (44)%
    Restructuring charges.......................     4,036         7%      3,837         7%        199         5%
    Amortization of stock based compensation....     2,347         4%      5,099        10%     (2,752)      (54)%
    Amortization of goodwill....................        --        -- %        564         1%       (564)     (100)%
    Amortization of intangible assets...........       497         1%         --        -- %        497          0%
                                                  --------- ---------    --------- ---------    --------- ---------
    Total operating expenses....................    92,232       164%    118,542       230%    (26,310)      (22)%
                                                  --------- ---------    --------- ---------    --------- ---------%
Loss from operations............................   (36,088)      (64)%    (66,971)     (130)%     30,883       (46)%
Interest and other income.......................     1,821         3%      5,663        11%     (3,842)      (68)%
Interest and other expense......................      (934)       (2)%     (2,567)       (5)%      1,633       (64)%
                                                  --------- ---------    --------- ---------    --------- ---------
Net loss before income taxes....................   (35,201)      (63)%    (63,875)     (124)%     28,674       (45)%
Tax benefit.....................................       400         1%         --        -- %        400       100%
                                                  --------- ---------    --------- ---------    --------- ---------
Net loss........................................ $ (34,801)      (62)%  $ (63,875)     (124)%  $  29,074       (46)%
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
                                                             (in millions)
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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2003 (in thousands):

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

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Schedule II-Valuation and Qualifying Accounts	66

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3 ****	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15 ****	Secured Promissory Note between the Registrant and Sal Jamil
10.16 ****	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for certain portions of this exhibit.
*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.
**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

***	Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on October 29, 2003.
****	Previously filed

(b)	Reports on Form 8-K

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corio Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
                                                                                 =========  =========  =========

* Amortization (reversal) of stock-based compensation not included in expense line item
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

CORIO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(in thousands)

                                                                                    Deferred
                                                                                     Stock      Accumulated
                                                     Common Stock     Additional     Based         Other                      Total
                                                  ------------------    Paid-in     Compen-    Comprehensive  Accumulated  Stockholders' Comprehensive
                                                   Shares    Amount     Capital      sation       Income        Deficit       Equity         Loss
                                                  --------  --------  -----------  ----------  -------------  -----------  ------------  ------------
Balance at December 31, 2000.....................  49,288  $     49  $   299,052  $  (13,234) $          --  $  (148,024) $    137,843  $         --
Repurchase of common stock.......................    (100)       --           (1)         --             --           --            (1)           --
Conversion of warrants to common stock...........     420        --           --          --             --           --            --            --
Remeasurement and amortization of
  performance-based stock warrants...............      --        --          164          --             --           --           164            --
Issuance of common stock upon
  exercise of stock options......................   4,747         5          211          --             --           --           216            --
Issuance of common stock under
  employee stock purchase plan...................     710         1        1,520          --             --           --         1,521            --
Deferred stock-based compensation................      --        --        5,332      (5,332)            --           --            --            --
Amortization of deferred
  stock-based compensation.......................      --        --       (8,006)     13,105             --           --         5,099            --
Change in unrealized gain on investments.........      --        --           --          --            372           --           372           372
Net loss.........................................      --        --           --          --          -          (63,875)      (63,875)      (63,875)
                                                  --------  --------  -----------  ----------  -------------  -----------  ------------  ------------
Balance at December 31, 2001.....................  55,065        55      298,272      (5,461)           372     (211,899)       81,339       (63,503)
Remeasurement and amortization of                                                                                                        ============
  performance-based stock warrants...............      --        --           11          --             --           --            11            --
Issuance of common stock upon
  exercise of stock options......................     305        --          104          --             --           --           104            --
Issuance of common stock under
  employee stock purchase plan...................   1,146         1          688          --             --           --           689            --
Deferred stock-based compensation................      --        --       (2,255)      2,255             --           --            --            --
Amortization of deferred
  stock-based compensation.......................      --        --           --       2,347             --           --         2,347            --
Change in unrealized gain (loss) on investments..      --        --           --          --           (274)          --          (274)         (274)
Net loss.........................................      --        --           --          --             --      (34,801)      (34,801)      (34,801)
                                                  --------  --------  -----------  ----------  -------------  -----------  ------------  ------------
Balance at December 31, 2002.....................  56,516        56      296,820        (859)            98     (246,700)       49,415       (35,075)
Remeasurement and amortization of                                                                                                        ============
  performance-based stock warrants...............      --        --          416          --             --           --           416            --
Issuance of common stock upon
  exercise of stock options......................   1,201         1        1,055          --             --           --         1,056            --
Issuance of common stock under
  employee stock purchase plan...................   1,129         1          569          --             --           --           570            --
Issuance of common stock for
  acquisition....................................   2,921         3        8,265          --             --           --         8,268            --
Deferred stock-based compensation................      --        --         (398)        398             --           --            --            --
Amortization of deferred
  stock-based compensation.......................      --        --           --         458             --           --           458            --
Non-employee stock based compensation............      --        --            8          --             --           --             8            --
Change in unrealized gain (loss) on investments..      --        --           --          --            (86)          --           (86)          (86)
Net loss.........................................      --        --           --          --             --      (12,869)      (12,869)      (12,869)
                                                  --------  --------  -----------  ----------  -------------  -----------  ------------  ------------
Balance at December 31, 2003.....................  61,767  $     61  $   306,735  $       (3) $          12  $  (259,569) $     47,236  $    (12,955)
                                                  ========  ========  ===========  ==========  =============  ===========  ============  ============

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
                                                              ----------------------------------
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

                                                           Years Ended December 31,
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
                                              =========== ===========

The following table summarizes information concerning options outstanding as of December 31, 2003:

                              Options Outstanding           Options Exercisable
                          --------------------------------- ----------------------
                                       Weighted
                                       Average
                                      Remaining   Weighted               Weighted
                            Number    Contractual  Average    Number      Average
                              of         Life     Exercise      of       Exercise
Range of Exercise Prices    Shares     (Years)      Price     Shares       Price
------------------------- ----------- ----------  --------- -----------  ---------
$0.05-$  0.05............     34,225       4.74  $    0.05      34,225  $    0.05
$0.25-$  0.35............     44,550       5.35  $    0.26      44,550  $    0.26
$0.40-$  0.90............  7,983,130       7.94  $    0.60   4,542,067  $    0.52
$1.06-$  1.34............  3,016,320       7.98  $    1.26   1,878,447  $    1.23
$1.50-$  2.61............  2,727,339       7.51  $    2.10   1,552,755  $    1.90
$3.41-$  3.78............  1,038,100       7.86  $    3.53     528,499  $    3.58
$4.00-$  4.75............  1,891,988       6.80  $    4.74   1,004,335  $    4.74
$6.50-$ 14.25............    468,239       6.43  $   10.79     421,425  $   10.79
                          ----------- ----------  --------- -----------  ---------
                          17,203,891       7.68  $    1.86  10,006,303  $    1.88
                          =========== ==========  ========= ===========  =========

As of December 31, 2002, 6,492,935 shares were exercisable at a weighted-average exercise price of $2.22 per share. As of December 31, 2001, 2,954,739 shares were exercisable at a weighted-average exercise price of $2.38 per share.

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

Disaggregated information is as follows (in thousands):

                                           Application
                                           Management   Professional
                                            Services     Services    Unallocated    Total
                                           -----------  -----------  -----------  ---------
For the Year Ended December 31, 2003
Revenues................................. $    60,179  $     8,559  $        --  $  68,738
Depreciation............................. $     9,723  $        15  $     1,430  $  11,168
Amortization of stock based compensation. $        64  $        --  $       394  $     458
Amortization of intangible assets........ $     1,696  $       111  $        --  $   1,807
Segment loss............................. $   (10,663) $    (1,740) $      (466) $ (12,869)
For the Year Ended December 31, 2002
Revenues................................. $    43,559  $    12,585  $        --  $  56,144
Depreciation............................. $     9,211  $        52  $     2,248  $  11,511
Amortization of stock based compensation. $       261  $        --  $     2,086  $   2,347
Amortization of intangible assets........ $        --  $        --  $       497  $     497
Segment profit (loss).................... $       138  $    (1,196) $   (33,743) $ (34,801)
For the Year Ended December 31, 2001
Revenues................................. $    36,731  $    14,840  $        --  $  51,571
Depreciation............................. $     9,536  $       238  $     5,145  $  14,919
Amortization of stock based compensation. $       178  $        --  $     4,921  $   5,099
Amortization of goodwill................. $        --  $        --  $       564  $     564
Segment loss............................. $    (3,841) $    (1,656) $   (58,378) $ (63,875)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereonto duly authorized.

CORIO INC.

Date:	March 31, 2004	By:	/s/ George Kadifa
George Kadifa Chairman of the Board, President and Chief Executive Officer

		By:	/s/ Brett White
Brett White Executive Vice President and Chief Financial officer

Pursuant to the requirements of the Securities Act of 1933, this Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE KADIFA George Kadifa	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2004

/s/ BRETT WHITE Brett White	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2004

/s/ GARY WONG Gary Wong	Controller (Principal Accounting Officer)	March 31, 2004

* /s/ RANDALL P. BAKER Randall P. Baker	Director	March 31, 2004

* /s/ ANEEL BHUSRI Aneel Bhusri	Director	March 31, 2004

* /s/ MARK FORMAN Mark Forman	Director	March 31, 2004

* /s/ MARK HAUSER Mark Hauser	Director	March 31, 2004

* /s/ GLENN W. MARSCHEL, JR. Glenn W. Marschel, Jr.	Director	March 31, 2004

* /s/ TED SCHLEIN Ted Schlein	Director	March 31, 2004

* /s/ GEORGE J. STILL, JR. George J. Still, Jr.	Director	March 31, 2004

*    By /s/ BRETT WHITE
         Brett White
         Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3 ****	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15 ****	Secured Promissory Note between the Registrant and Sal Jamil
10.16 ****	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted for certain portions of this exhibit.

*	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-35402), which became effective July 21, 2000.
**	Incorporated by reference to the Registration Statement on Form S-8, dated June 19, 2001.

***	Incorporated by reference to Registrant's Current Report on Form 8-K, as filed on October 29, 2003.
****	Previously filed