Form 10-Q
period 2004-03-31
CORIO INC
filed 2004-05-14
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.   Yes   ☐   No  ☒

As of April 30, 2004, there were 62,842,478 shares of the Registrant's common stock outstanding.

Corio, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

                                                                         March 31,   December 31,
                                                                          2004          2003
                                                                      ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................... $     18,387  $     15,440
    Short-term investments..........................................       18,426        19,591
    Accounts receivable, net of allowance of $552 and $591
        at March 31, 2004 and December 31, 2003, respectively.......        5,797         6,484
    Prepaid expenses and other current assets.......................        3,161         2,502
                                                                      ------------  ------------
        Total current assets........................................       45,771        44,017
Restricted cash.....................................................        7,853         7,680
Property and equipment, net.........................................       10,819        10,907
Other assets........................................................        8,987         9,539
                                                                      ------------  ------------
        Total assets................................................       73,430  $     72,143
                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................ $      6,277  $      6,759
    Accrued liabilities.............................................        6,775         7,216
    Accrued restructuring...........................................          707           701
    Deferred revenue................................................        3,780         4,017
    Current portion of bank term commitment payable.................          743            --
    Current portion of capital lease obligations....................          365           476
                                                                      ------------  ------------
        Total current liabilities...................................       18,647        19,169
Capital lease obligations less current portion......................          310           387
Accrued restructuring...............................................        3,884         4,068
Bank term commitment payable less current portion...................        3,157            --
Other liabilities...................................................        1,309         1,283
                                                                      ------------  ------------
        Total liabilities...........................................       27,307        24,907
                                                                      ------------  ------------
Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock: $0.001 par value; 10,000,000
        shares authorized, none issued and outstanding..............           --            --
    Common stock: $0.001 par value; 200,000,000 shares authorized;
       62,763,152 and 61,767,102 shares issued and outstanding
        at March 31, 2004 and December 31, 2003, respectively.......           62            61
    Additional paid-in capital......................................      307,863       306,735
    Accumulated other comprehensive income..........................           16            12
    Deferred stock-based compensation...............................           --            (3)
    Accumulated deficit.............................................     (261,818)     (259,569)
                                                                      ------------  ------------
        Total stockholders' equity..................................       46,123        47,236
                                                                      ------------  ------------
        Total liabilities and stockholders' equity.................. $     73,430  $     72,143
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        2004        2003
                                                     ----------  ----------
REVENUES:
    Application management services................ $   14,921  $   16,629
    Professional services and other................      2,694       2,374
                                                     ----------  ----------
    Total revenues.................................     17,615      19,003
                                                     ----------  ----------
COSTS AND EXPENSES:
    Application management services *..............     11,335      13,214
    Professional services and other ...............      2,364       2,013
    Research and development *.....................        648       1,350
    Sales and marketing *..........................      2,710       2,205
    General and administrative *...................      2,295       2,390
    Restructuring charges..........................         --       2,334
    Amortization of stock-based compensation.......          3         272
    Amortization of intangible assets..............        644         453
                                                     ----------  ----------
    Total operating expenses.......................     19,999      24,231
                                                     ----------  ----------
Loss from operations...............................     (2,384)     (5,228)
Interest and other income..........................        152         200
Interest and other expense.........................        (15)       (127)
                                                     ----------  ----------
Net loss before income tax expense.................     (2,247)     (5,155)
Income tax expense.................................         (2)         --
                                                     ----------  ----------
Net loss........................................... $   (2,249) $   (5,155)
                                                     ==========  ==========

Basic and diluted net loss per share .............. $    (0.04) $    (0.09)
                                                     ==========  ==========

Shares used in computation-basic and diluted.......     62,372      54,955
                                                     ==========  ==========

*  Amortization (reversal) of stock-based
   compensation not included in expense line item:
    Application management services................ $      0.5  $       36
    Research and development.......................        0.5         (14)
    Sales and marketing............................        1.0          98
    General and administrative.....................        1.0         152
                                                     ----------  ----------
    Total amortization of stock-based compensation. $        3  $      272
                                                     ==========  ==========

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                        --------------------
                                                                           2004       2003
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $  (2,249) $  (5,155)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation..................................................     1,943      3,217
        Amortization of intangible assets.............................       644        453
        Amortization of stock-based compensation......................         3        272
        Amortization of investments...................................       164        169
        Compensation for grants of stock, options and warrants
          in exchange for services....................................         3         82
        Changes in assets and liabilities:
            Accounts receivable.......................................       687      1,988
            Prepaid expenses and other current assets.................      (659)       145
            Accounts payable..........................................      (482)      (784)
            Accrued liabilities.......................................      (129)    (1,883)
            Deferred revenue..........................................      (237)       229
            Other liabilities.........................................      (159)     2,157
                                                                        ---------  ---------
    Net cash provided by (used in) operating activities...............      (471)       890
                                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments...............................    (9,563)   (15,020)
    Sales of short-term investments...................................    10,569      7,563
    Purchase of property and equipment................................    (1,855)    (1,011)
    Other assets......................................................       (95)         2
    Cash paid for acquisition.........................................        --       (516)
                                                                        ---------  ---------
    Net cash used in investing activities.............................      (944)    (8,982)
                                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and exercise of stock options..     1,129        279
    Borrowings (repayments) on debt obligations.......................     3,900       (128)
    Payments on capital lease obligations.............................      (494)    (1,821)
                                                                        ---------  ---------
    Net cash provided by (used in) financing activities...............     4,535     (1,670)
                                                                        ---------  ---------
Increase in cash and cash equivalents.................................     3,120     (9,762)
Cash and cash equivalents, beginning of period........................    15,440     26,908
                                                                        ---------  ---------
Cash and cash equivalents, end of period.............................. $  18,560  $  17,146
                                                                        =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest and taxes.................................. $      17  $     120
                                                                        =========  =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Deferred stock-based compensation/forfeitures, net................ $      --  $     254
                                                                        =========  =========

    Net unrealized gain (loss) on investments......................... $       4  $     (21)
                                                                        =========  =========

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
Notes to Condensed Consolidated Financial Statements

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Corio, Inc. ("Corio" or the "Company") and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003.

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common securities outstanding during the period. Potentially dilutive shares of common stock are excluded from the diluted net loss per share computation in loss periods, as their effect would be antidilutive.

The following table sets forth potentially dilutive shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands except weighted average exercise price).

                                          March 31, 2004     March 31, 2003
                                        ------------------  ------------------
                                        Weighted            Weighted
                                         Average             Average
                                        Exercise            Exercise
                                          Price    Shares     Price    Shares
                                        --------- --------  --------- --------
Preferred stock warrants.............. $      --       --  $    1.70      746
Common stock subject to repurchase.... $      --       --  $    0.01    1,925
Common stock options and warrants..... $    1.98   18,174  $    1.82   18,811

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

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company uses the Black-Scholes option-pricing model to value options granted to non-employees. The expense is recorded over the period in which the related services are received.

If compensation cost for the Company's stock-based compensation plans had been determined based on fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Net loss as reported................................. $  (2,249) $  (5,155)
Add stock-based employee compensation expense
   included in reported net loss, net of tax of $0...         3        272
Deduct total stock-based employee compensation
   determined under the fair-value-based method
   for all awards, net of tax of $0..................    (1,675)    (1,926)
                                                       ---------  ---------
Pro forma net loss................................... $  (3,921) $  (6,809)
                                                       =========  =========
Basic and diluted net loss per share:
   As reported....................................... $   (0.04) $   (0.09)
   Pro forma......................................... $   (0.06) $   (0.12)

The Company calculated the fair value of each option granted under the Company's stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Expected life (in years).............................       4.0        4.0
Risk free interest rate..............................      2.67%      2.38%
Volatility...........................................       113%       105%
Dividend yield.......................................         0%         0%

Weighted-average fair values per share for options granted under the Company's stock option plans during the three months ended March 31, 2004 and 2003 were:

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Weighted-average fair values per share for options
   granted under the Company's stock option plans.... $    2.13  $    0.56

The Company calculated the fair value of each option granted under the Company's employee stock purchase plan on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Expected life (in years).............................       0.5        0.5
Risk free interest rate..............................      0.93%      1.08%
Volatility...........................................        84%       105%
Dividend yield.......................................         0%         0%

Weighted-average fair values per share for options granted under the Company's employee stock purchase plan during the three months ended March 31, 2004 and 2003 were:

                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Weighted-average fair values per share for
   options granted under the Company's
   employee stock purchase plan...................... $    1.08  $    0.31

RESTRICTED CASH

In connection with two facility leases, the Company was required to issue letters of credit to the facility lessors as security for the leases. The letters of credit may initially be drawn upon for a period of one year and each letter provides for automatic one-year renewal periods. The letters of credit are collateralized by a $7.9 million cash deposit, which is recorded as restricted cash on the accompanying condensed consolidated balance sheet. In the three months ended March 31, 2004, the amount of restricted cash the Company recorded increased by $173,000 due to additional collateral requirements related to a standby letter of credit we issued in connection with our leased operations office in Phoenix, Arizona.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Corio and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

RECLASSIFICATION

Certain reclassifications have been made to prior period amounts to be consistent with current period presentation in the condensed consolidated statements of cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB No. 104 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, many of which were previously classified as equity, as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position, cash flows or results of operations.

In March 2004, the EITF reached consensus on Issue 03-01 ("EITF 03-01"), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company does not believe that the adoption of EITF 03-01 will have a material effect on its financial position or results of operations.

NOTE 2-ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At March 31, 2004 and December 31, 2003, the Company's accounts receivable balance excludes outstanding invoices of $1,740,677 and $1,444,000, respectively, related to customers, which the Company deemed as cash basis due to the customer's credit risks determined by the Company. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable or deferred revenue balances.

Included in accounts receivable at March 31, 2004 and December 31, 2003 were $181,000 and $332,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3-WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. Because the exercised shares outstanding were repurchaseable under certain circumstances, the fair value of the shares was remeasured each reporting period from exercise until May 2003, when the Company's repurchase right lapsed. There will be no further amortization expense related to the warrants. With respect to these shares, the Company recorded amortization expense of $0 and $79,000 in sales and marketing for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4-STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $0 and $254,000 for the three months ended March 31, 2004 and 2003, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon termination of employment. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense was $3,000 and $272,000 for the three months ended March 31, 2004 and 2003, respectively, net of stock options forfeited.

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

Disaggregated information is as follows (in thousands):

                                               Application
                                               Management  Professional
                                                Services    Services    Unallocated    Total
                                               ----------  -----------  -----------  ---------
For the Three Months Ended March 31, 2004
Revenues..................................... $   14,921  $     2,694  $        --  $  17,615
Depreciation.................................      1,713            1          229      1,943
Amortization of stock-based compensation.....          1           --            2          3
Amortization of warrants.....................         --           --            3          3
Amortization of intangible assets............        523          121           --        644
                                               ----------  -----------  -----------  ---------
Segment profit (loss)........................ $    3,062  $       209  $    (5,520) $  (2,249)
                                               ==========  ===========  ===========  =========

For the Three Months Ended March 31, 2003
Revenues..................................... $   16,629  $     2,374  $        --  $  19,003
Depreciation.................................      2,687            9          514      3,210
Amortization of stock-based compensation.....         36           --          236        272
Amortization of warrants.....................         --           --           82         82
Amortization of intangible assets............        453           --           --        453
                                               ----------  -----------  -----------  ---------
Segment profit (loss)........................ $    2,962  $       361  $    (8,478) $  (5,155)
                                               ==========  ===========  ===========  =========

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

                   Percentage of Total
                       Revenue              Percent of Total
                   -------------------     Accounts Receivable
                   Three Months Ended   ---------------------------
                        March 31           March 31,   December 31,
                   -------------------  ------------- -------------
                     2004      2003         2004          2003
                   --------- ---------  ------------- -------------
Customer A........       11%       --             --            --
Customer B........       --        --             --            13%
Customer C........       --        --             --            12%

Percentages are listed in the table above only when the result is 10% or greater. Customer A is a cash basis customer and therefore its outstanding invoices have not been included in the Company's accounts receivable balances. Customer A has notified the Company that it is terminating its customer contract effective July 29, 2004.

NOTE 6-RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the three months ended March 31, 2004.

                           December 31,   Additions/       Cash       March 31,
                               2003      Adjustments     Payments        2004
                           ------------  ------------  ------------  ------------
Office lease obligations. $      4,769  $       (171) $         (7) $      4,591
                           ============  ============  ============  ============

The $171,000 adjustment reflects the amortization for the quarter ended March 31, 2004.

In May 2003, the Company signed an agreement to sublease the vacated portion of its headquarters facility through the end of its lease, which is March 2010. In the first quarter of 2003, the Company adjusted its estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of the sublease agreement. The impact of this charge was partially offset by the favorable resolution of a liability related to various leases, which resulted in a reduction of $139,000 to the previously established restructuring reserve.

NOTE 7-INCOME TAXES

Since inception, the Company has incurred net losses for federal and state tax purposes, and anticipates losses for the foreseeable future. The Company has therefore only recognized $2,000 state franchise tax expense for the three months ended March 31, 2004.

NOTE 8-COMMITMENTS AND CONTINGENCIES

Equipment and Software Financing Agreement

On March 17, 2004, the Company entered into a $7 million term commitment payable with a bank. The proceeds from this financing are to be used to finance the purchase of new equipment and software. In connection with the term commitment payable the Company issued a promissory note dated March 17, 2004 for a loan up to $7 million. Under the term commitment payable the Company can draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%, however, the interest rate can be changed, at the option of the Company, to a floating rate of prime minus 0.25%. Additionally, the Company is obligated to pay interest on outstanding balances until October 1, 2004, at which time, the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full February 2007. As of March 31, 2004, the balance was $3.9 million and the interest rate was 2.875%. This agreement contains various financial covenants regarding liquidity, net worth and results from operations. At March 31, 2004, the Company was in compliance with all these covenants.

Service Level Agreements

The Company's application management services contracts contain service level agreements that obligate the Company to provide software applications at certain levels of performance. Numerous factors can affect the service level provided by the Company. If the Company fails to meet the committed service levels, the Company may be contractually obligated to provide a partial credit for the services rendered. If the Company were to continue to fail to meet these service levels, certain customers may then have the right to cancel their contracts with the Company. The Company's contracts generally limit the circumstances in which the Company would provide credits to its customers. The Company believes its policies and practices limit its exposure relating to these service level obligations, however, the Company cannot determine the maximum amount of future credits, if any, related to such service level obligations. The Company's services contracts have standard indemnification provisions.

Lease Guarantees

In connection with a San Carlos facility lease, the Company issued a $7 million letter of credit for the lease. As of March 31, 2004, a $7 million cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

In connection with a Phoenix facility lease, the Company issued a $853,430 letter of credit as security for the lease. As of March 31, 2004, a $853,430 cash deposit made by the Company is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

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

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these other matters will have a material adverse effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis in the Company's 2003 Annual Report to Stockholders.

Notes Regarding Forward-Looking Statements

This Report on Form 10-Q includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Additional Factors That May Affect Future Results" in this Report. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Annual Reports on Form 10-K, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-Q, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

OVERVIEW

Corio was established in September 1998 and is an enterprise application service provider, or ASP. Our services include the implementation and management of business software for companies. We perform our services across a secure network from data centers, allowing our customers to outsource some or almost all aspects of their application management services needs. By allowing our customers to outsource certain information technology services needs, we enable our customers to avoid many of the significant and unpredictable ongoing application management challenges, and to reduce costs and extend the value of their technology. By providing software application implementation, integration, management and various upgrade services and related hardware and network infrastructure, our services help reduce the information technology burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

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

Our net loss for the three months ended March 31, 2004 and 2003 was $2.2 million and $5.2 million, respectively. The reduction in our net loss for the three months ended March 31, 2004 as compared to the comparable period in 2003 was due, in part, to a $2.5 million restructuring charge taken in the 2003 quarter without a similar charge in 2004, approximately $1 million less depreciation expense in the 2004 quarter as many assets purchased in 2000 became fully depreciated in 2003 and a $153,000 reduction in professional services expenses related to the reduction of our provision for contract losses in the three months ended March 31, 2004.

To drive sales growth and extend our market share, we are making investments in our sales and marketing and professional services areas in fiscal 2004. Our research and development team will continue to focus on further automation and enhancement of our customer interaction processes. Avaya Inc., a customer that accounted for 12% of fiscal 2003 revenue, has notified us that it is terminating its customer contract with us effective at the end of July 2004, and we expect this will put downward pressure on revenue.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Estimates are used for, without limitation, the accounting for revenue recognition, allowance for doubtful accounts, certain loss contingencies, valuation allowances and other special charges. Actual results could differ from these estimates. We review these accounting policies we use in reporting our financial results on a regular basis. In addition, our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

    Cash basis customers.

    Allowance for doubtful accounts.

    Loss contingencies.

    Valuation allowance.

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

If we believe that there is a reasonable chance that we will receive payment from a customer, even if payment is not reasonably assured and the customer is cash basis, we will typically not terminate the customer and will continue to provide services to that customer. We have set forth below the amount of revenue recognized from cash basis customers for the three months ended March 31, 2004 and 2003 and the period in which the underlying services were performed:

                                                                                 Three Months Ended
                                                                                         March 31,
                                                                                     (In thousands)
                                                                                  ---------------------
                                                                                     2004       2003
                                                                                  ---------  ---------
Cash Basis Revenue Recorded Related to Services Performed in Current Quarter.... $   2,962  $   2,726
Cash Basis Revenue Recorded Related to Services Performed in Prior Quarter......     1,215      3,577
                                                                                  ---------  ---------
      Total Cash Basis Revenue Recorded......................................... $   4,177  $   6,303
                                                                                  =========  =========

Revenue earned from cash basis customers but not recognized due to the cash basis designation were $1.7 million and $3.4 million for the quarters ended March 31, 2004 and 2003, respectively. Since revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. In addition, only one of our cash basis customers is obligated to pay recurring application management services fees in advance.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through the identification of specific receivables where we expect that payment will not be received, in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry, among other factors. An unallocated reserve is established for all amounts, which have not been specifically identified, based on applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At March 31, 2004 and December 31, 2003, our allowance for doubtful accounts was $552,000 and $591,000, respectively.

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

For our office lease restructuring liability, our estimate is based on our contracted lease obligation offset by estimated sublease income over the lease term. We increased our office lease restructuring liability in the first quarter of 2003 as a result of the sublease agreement signed in May 2003 because the total sublease income for the restructuring period was less than initially estimated.

In addition, since we perform some of our professional services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. We track our progress to completion on such arrangements by detailing individual project plans for each arrangement and then regularly comparing the labor hours actually spent on a project against the number of hours we estimate to complete the project. We believe this process results in a reasonable estimate of our progress to completion. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. Additionally, we regularly evaluate current information available to us to determine whether such recorded losses should be adjusted. In the first quarter of 2004, we determined that our professional services provision for contract losses recorded was no longer appropriate due to our decreased number of fixed fee contracts. We reduced our provision for contract losses by $153,000, which resulted in a corresponding reduction to professional services expenses for the three months ended March 31, 2004. As of March 31, 2004, the provision for contract losses was $0.

Valuation Allowance

We provided a valuation allowance against our entire net deferred tax asset, primarily consisting of net operating loss carryforwards. The valuation allowance was recorded given the losses we incurred through the current quarter, and our uncertainties regarding future operating profitability and taxable income. If we do not achieve profitability or if we were to consummate certain types of mergers, we will not fully realize the deferred tax benefits.

Selected Financial Data

The following tables set forth, for the periods presented, certain data from our condensed consolidated statements of operations as percentages of total revenues.

                                                                                             Three Months Ended
                                               Three Months Ended     Three Months Ended       March 31, 2004
                                                 March 31, 2004         March 31, 2003            versus
                                              -------------------    -------------------       March 31, 2003
                                                        Percentage             Percentage   -------------------
                                                        of Total               of Total      Dollar   Percentage
                                               Amount   Revenues      Amount   Revenues      Change    Change
                                              --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services......... $  14,921        85%  $  16,629        88%  $  (1,708)      (10)%
    Professional services and other.........     2,694        15%      2,374        12%        320        13%
                                              --------- ---------    --------- ---------    ---------
    Total revenues..........................    17,615       100       19,003       100       (1,388)       (7)%

COSTS AND EXPENSES:
    Application management services ........    11,335        64%     13,214        70%     (1,879)      (14)%
    Professional services and other ........     2,364        13%      2,013        11%        351        17%
    Research and development ...............       648         4%      1,350         7%       (702)      (52)%
    Sales and marketing ....................     2,710        15%      2,205        12%        505        23%
    General and administrative .............     2,295        14%      2,390        12%        (95)       (4)%
    Restructuring charges...................        --         0%      2,334        12%     (2,334)     (100)%
    Amortization of stock-based compensation         3         0%        272         1%       (269)      (99)%
    Amortization of intangible assets.......       644         4%        453         2%        191        42%
                                              --------- ---------    --------- ---------    ---------
    Total operating expenses................    19,999       114%     24,231       127%     (4,232)      (17)%
                                              --------- ---------    --------- ---------    ---------          %
Loss from operations........................    (2,384)      (14)%     (5,228)      (27)%      2,844       (54)%
Interest and other income...................       152         1%        200         1%        (48)      (24)%
Interest and other expense..................       (15)        0%       (127)       (1)%        112       (88)%
Income tax expense..........................        (2)        0%         --        -- %         (2)         0%
                                              --------- ---------    --------- ---------    ---------
Net loss.................................... $  (2,249)      (13)%  $  (5,155)      (27)%  $   2,906       (56)%
                                              ========= =========    ========= =========    =========

RESULTS OF OPERATIONS

Revenues

Total revenue was $17.6 million and $19.0 million for the three months ended March 31, 2004 and 2003, respectively, a decrease of $1.4 million. One of our customers Avaya Inc., which accounted for 11% of our total revenues for the three-month period ended March 31, 2004, recently notified us that it would terminate its contract at the end of July 2004.

In the ordinary course of business, we recorded revenue of $47,000 and $0 for the three months ended March 31, 2004 and 2003, respectively, arising from transactions with one company with which we have directors in common. At March 31, 2004, we had $8,000 in the accounts receivable balance arising from such transactions. We paid $49,000 to another company, with which we have, directors in common, for the period ending March 31, 2004. For the period ending March 31, 2003, we paid $127,000 to three companies with which we have directors in common.

Application Management Services Revenues. Revenues from our application management services, or AMS, were $14.9 million for the three months ended March 31, 2004, including $968,000 in non- recurring revenues from customer contract terminations and $4.1 million recognized as a result of payments from cash basis customers. For the three months ended March 31, 2003, our revenues of $16.6 million included approximately $514,000 in non-recurring revenues from customer contract terminations and $5.9 million recognized as a result of payments from cash basis customers. The decrease in application management services revenues for the three months ended March 31, 2004 was due to the significant decrease in the hosting fees for Quadrem Hosting Ltd. Quadrem terminated its hosting agreement in May 2003, and subsequently entered into a new hosting agreement with significantly reduced services and fees. As a result of the new agreement, we recognized approximately $1.2 million less in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. In addition, we recognized $1.1 million in the quarter ended March 31, 2003 from a former Qwest Cyber Solutions, or QCS, customer. This customer was in the process of terminating its AMS contract with QCS at the time we acquired the contract as part of the September 2002 QCS acquisition. As a result, we recognized $1.1 million in monthly hosting fees for the contract through its February 28, 2003 termination date.

Professional Services and Other Revenues. Our professional services and other revenues were $2.7 million for the three months ended March 31, 2004, including $55,000 recognized as a result of payments from cash basis customers, compared to $2.4 million for the three months ended March 31, 2003, including $390,000 recognized as a result of payments from cash basis customers. The $300,000 increase in professional services revenues for the three months ended March 31, 2004 was primarily due to additional customers we obtained through our acquisition of Nexus Technology, Inc. At March 31, 2004 and December 31, 2003, we had balances of $95,000 and $76,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third parties and other factors.

Costs and Expenses

Total expenses were approximately $20.0 million and $24.2 million for the three months ended March 31, 2004 and 2003, respectively.

Application Management Services. Application management services expenses, excluding stock-based compensation of $500 and $36,000 for the three months ended March 31, 2004 and 2003, respectively, were $11.3 million for the three months ended March 31, 2004 and $13.2 million for the three months ended March 31, 2003. The $1.9 million decrease in expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was mainly attributable to a $1.0 million reduction in depreciation. A number of our assets were purchased in 2000 and had a three-year useful life. Approximately, $800,000 was attributable to a decrease in office expenses primarily related to software licenses and equipment rental reductions. The remainder was related to the reduction of contractor expense for application management services that are now performed internally.

Professional Services and Other. Professional services and other expenses were $2.4 million for the three months ended March 31, 2004 and $2.0 million for the three months ended March 31, 2003. The $400,000 increase was due primarily to an increase in our use of outside resources for our professional services contracts associated with higher revenue. Approximately, $800,000 was spent on outside contractors, which was offset by a reduction in personnel-related costs of about $231,000. In addition, during the first quarter of 2004, as a result of the conclusion of the majority of our significant fixed fee professional services contracts, we adjusted our provision for contract losses and decreased the balance by $153,000. There were no professional services stock-based compensation charges for the three months ended March 31, 2004 or 2003.

Research and Development. Research and development expenses, excluding stock-based compensation charges (expense reductions) of $500 and ($14,000) for the three months ended March 31, 2004 and 2003, respectively, were $648,000 for the three months ended March 31, 2004 and $1.35 million for the three months ended March 31, 2003. Research and development expenses as a percentage of total revenues were 4% for the three months ended March 31, 2004 and 7% for the three months ended March 31, 2003. The $702,000 expense decrease was mainly due to a $514,000 reduction in personnel costs partly due to moving tasks to our office in India, a $85,000 reduction in depreciation expense and the remainder is due to a reduction in contractor costs for research and development work that is now performed internally.

Sales and Marketing Expenses. Sales and marketing expenses, excluding stock-based compensation of $1,000 and $98,000 for the three months ended March 31, 2004 and 2003, respectively, were $2.7 million for the three months ended March 31, 2004 and $2.2 million for the three months ended March 31, 2003. Sales and marketing expenses as a percentage of total revenues were 15% for the three months ended March 31, 2004 and 12% for the three months ended March 31, 2003. The increase was primarily due to $600,000 in personnel costs as additional headcount was added to provide increased subject matter experts in Peoplesoft, Oracle and SAP areas to assist in the sales process.

General and Administrative Expenses. General and administrative expenses, excluding stock-based compensation of $1,000 and $152,000 for the three months ended March 31, 2004 and 2003, respectively, were $2.3 million for the three months ended March 31, 2004 and $2.4 million for the three months ended March 31, 2003, respectively. General and administrative expenses as a percentage of total revenues were 14% for the three months ended March 31, 2004 and 13% for the three months ended March 31, 2003. The $100,000 decrease in general and administrative expenses was mainly due to reductions in occupancy costs due to sub-leasing and restructuring a portion of our San Carlos facility space in fiscal year 2003, and a depreciation reduction related to fully-depreciated assets.

Restructuring Charges. In May 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. During the quarter ended March 31, 2003, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases, which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve. There were no additional restructuring charges recorded during the three months ended March 31, 2004. The amortization expense was approximately $171,000 for the three months ended March 31, 2004.

Amortization of Stock-Based Compensation. Amortization of deferred stock-based compensation was $3,000 and $272,000 for the three months ended March 31, 2004 and 2003, respectively. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. Deferred stock-based compensation was fully amortized in March 2004.

Amortization of Other Intangibles. Amortization of intangible assets was $644,000 for the three months ended March 31, 2004 and $453,000 for the three months ended March 31, 2003. In 2003, we recorded an intangible asset of $2.6 million for application management services and professional services contracts acquired in connection with our acquisition of Nexus. This intangible asset is being amortized over estimated lives ranging from four months to five years. In 2002, we recorded an intangible asset of $2.7 million for contracts acquired in connection with our acquisition of QCS, which is included in other assets in the accompanying, condensed consolidated balance sheet. This intangible asset is being amortized over an estimated life of 18 months.

Interest and Other Income and Expenses. Net interest and other income and expense was $137,000 for the three months ended March 31, 2004 and $73,000 for the three months ended March 31, 2003. The primary reason for the net increase in interest and other income was the lower interest expense resulting from a buy-out of some of our leased capital equipment and approximately $57,000 higher net gain on sale of marketable securities.

Income Taxes. Since inception, we have incurred net losses for federal and state tax purposes, and anticipate losses for the foreseeable future. We recognized a $2,000 state tax expense for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents, short-term investments, and restricted cash of $44.7 million, an increase of $2.0 million from $42.7 million as of December 31, 2003. The $2.0 million increase was primarily the result of increased operating expenses offset by the issuance of a bank term commitment payable of $3.9 million for equipment purchases.

Net cash used in operating activities was $471,000 for the three months ended March 31, 2004 compared to $890,000 provided by operating activities for the three months ended March 31, 2003. The $1.4 million net change was primarily due to significantly lower depreciation and increased accounts receivable offset by payments of professional services and equipment purchases, which lowered accrued expenses. Operating expenses less depreciation basically stayed flat.

We lease office facilities and fixed assets under non-cancelable operating and capital leases. Rental expense under operating lease agreements was $0.9 million and $1.1 million for the three months ended March 31, 2004 and 2003.

The following summarizes our principal facilities and equipment contractual commitments, excluding open orders for purchases to support normal operations, as of March 31, 2004:

                                                Payments due by Period
                                     -------------------------------------------------------------------------------
                                                 Nine months
                                                   Ending
                                                December 31,
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Capital lease obligations.......... $     707  $         308  $     283  $     116  $        0 $     --  $       --
Operating lease obligations........    26,030          3,250      4,234      4,220      4,325     4,316       5,685
Equipment Operating leases.........        57             29         27          1         --        --          --
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
                                    $  26,794  $       3,587  $   4,544  $   4,337  $   4,325  $  4,316       5,685
                                     =========  =============  =========  =========  =========  ========  ==========

The following summarizes our principal vendor contractual commitments as of March 31, 2004:

                                                Payments due by Period
                                     -------------------------------------------------------------------------------
                                                 Nine months
                                                   Ending
                                                December 31,
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Vendor Commitments................. $   7,090  $       3,316  $   2,755  $     452  $     324  $    243  $       --
                                     =========  =============  =========  =========  =========  ========  ==========

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2004 compared to $9.0 million used in investing activities for the three months ended March 31, 2003. The $7.9 million decrease was primarily related to a reduction in short-term investment purchases that were offset by an increase in equipment purchases for customer work related to first quarter 2004 bookings and internal use purposes.

Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2004 compared to $1.7 million used for the three months ended March 31, 2003, respectively. The $6.2 million change in cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, reduced payments on capital leases as buy-outs increased, and $3.9 million in borrowings from a bank term commitment payable entered into in the first quarter 2004 for equipment purchases.

On March 17, 2004, the Company entered into a $7 million bank term commitment payable for which the proceeds are to be used to finance the purchase of new equipment and software. In connection with the term commitment payable, the Company issued a promissory note dated March 17, 2004 for a loan up to $7 million. Under the term commitment payable the Company can draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%, however, the interest rate can be changed to a floating rate of prime minus 0.25%. Additionally, the Company is obligated to pay interest on outstanding balances until October 1, 2004 at which time the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full February 2007. As of March 31, 2004 the balance was $3.9 million and the interest rate was 2.875%. We anticipate due to new customer requirements and the build out of new data centers that the full line of credit will be utilized by the end of June 30, 2004.

Except for equipment operating leases, we have no off balance sheet financing arrangements (see Note 8 in this Report).

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus. The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. In addition, Nexus is entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon specified revenue milestones for the three-month period ending December 31, 2004 from identified existing and prospective customers of Nexus. Per the asset purchase agreement, $500,000 of the purchase price was also deposited into an escrow account. The deposited funds are to be held as security until the later of April 2004 and the date any claims against the escrow are resolved for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. The Company has filed claims against the escrow and is in discussions with Nexus to resolve these claims.

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. However, any major changes in the nature of our business or structure, a significant reduction in demand for our services, the need for significant new capital expenditures, or mergers or acquisitions could further utilize our cash reserves. To the extent we require additional cash, there can be no assurances that we will be able to obtain such financing on terms favorable to us, or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Related to Our Business

We expect to continue to incur losses and experience negative cash flow and we may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of March 31, 2004, we had an accumulated deficit of $262 million.

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

For example, one of our customers, Quadrem, who represented 11% of total revenues in fiscal 2002, had its contract expire in May 2003. Although Quadrem renewed for a short-term contract, the new contract was for significantly less recurring monthly revenue. In addition, another customer, Expanets, Inc., that accounted for 12% of total revenues for fiscal 2003, was acquired by Avaya in November 2003. Avaya recently notified us that it will terminate its customer contract associated with supporting this platform at the end of July 2004. If we lose Avaya/Expanets as a customer, or any other significant customer, or if a significant customer makes a significant reduction in fees paid to us, and if we are unable to replace this revenue with revenue from new or existing clients, this will have a significant adverse effect on our ability to achieve profitability and positive cash flow.

Our failure to collect payments for our services from "cash basis" customers could significantly decrease our revenues and profitability.

In the event we decide payment by a customer is no longer reasonably assured then we designate that customer as a "cash basis" customer. Historically we have generated a significant portion of our revenue from payments by cash basis customers. The percentage of our customers designated as cash basis customers as of the end of March 31, 2004 was 14% and for the years ended 2003, 2002 and 2001 was 12%, 29% and 42%, respectively. For the quarter ending March 31, 2004 we recorded revenue of $4.2 million (24%) of revenues related to services provided to cash basis customers. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $22.2 million (32% of total revenue), $17.0 million (31% of total revenue) and $16.6 million (32% of total revenue), respectively, related to services provided to cash basis customers.

For the quarter ending March 31, 2004 we did not recognize approximately $1.7 million in revenue related to services provided during this period due to customers designated as cash basis customer for which we did not receive payment. For the 2003 fiscal year we did not recognize approximately $1.4 million in revenue related to services provided during this period due to customers designated as cash basis customers for which we did not receive payment. For 2002, this amount was $3.0 million and for 2001 it was $2.3 million. A significant portion of our customer base remains on a cash basis and we expect to continue to have a significant number of customers on a cash basis going forward. For these customers we are at risk of not receiving payment for services we have already performed. Failure by these customers to pay could decrease revenue and result in our having incurred costs to provide services without being compensated for those services, which could adversely affect our ability to become profitable.

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

    acquire and retain customers, particularly larger, more established companies desirable to create a stable revenue and customer base;

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

    complete successful implementations of software applications in a manner that is repeatable and scalable;

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

Our financial results will vary due to factors such as the nature of our services and the timing of payments received from cash basis customers. For individual customers, we may recognize professional services revenues associated with the implementation of our applications during the early months of our engagement. We then recognize monthly fees from these customers, consisting primarily of application management services revenues, over the balance of the contractual relationship. As a result, for some customers we have a high proportion of up-front professional services revenues associated with implementation. We expect that our financial results may continue to vary over time as monthly fees vary in relation to other revenue. In addition, third parties also provide professional services for some of our application management services customers, and whether professional services will be provided by us or by third parties may be difficult to predict. Changes in our revenue mix from professional services revenues to application management services revenues could be difficult to predict and could cause our quarterly results and stock price to fluctuate.

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

    the timing and amount of payments received from cash basis customers as well as the change in composition of these customers;

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

Our financial results may vary over time as our business model evolves, which could cause our stock price to fall.

Our financial results could vary over time as our ASP business and financial models mature and evolve. For example, we historically included a broad range of customer support in our fixed monthly fees but now bill certain customers for support services in excess of specified limits in certain circumstances. As another example, we have unbundled the cost of enterprise software licenses from our fixed monthly fee and require our customers to obtain licenses to enterprise software applications directly from third party software providers. Any such changes to our business or financial model would likely cause financial results to vary, which could cause our stock price to fall.

In this regard, from time to time we negotiate with some of our major third party software vendors to modify the pricing and other terms currently in place with these vendors. We may agree to restructure our current arrangements with some of our third party software providers. For example, we have migrated substantially all of our customers from a model whereby some rent enterprise application licenses from us to a model whereby they all purchase the licenses directly from independent software vendors. Such pricing structures or business models may not in fact be more beneficial to us and may ultimately hinder our ability to become profitable.

The loss of access or the obsolescence of third party software necessary to deliver our services may adversely affect our revenues and increase our costs.

We offer our customers software application services for applications from third parties such as PeopleSoft, Oracle, SAP, Ariba and Siebel Systems. We have agreements in place with certain third party software vendors, and our agreements with third party software vendors are non-exclusive, are for limited terms and typically permit termination in the event of our breach of the agreements. Additionally, a substantial majority of our customers are "host-only", whereby they must obtain licenses directly from independent software vendors such as PeopleSoft, Oracle, SAP, Ariba and Siebel, and, in these situations, we may rely on the independent software vendors to consent to allow us to access the software to provide our services. If we lose the right to host the software from third party software vendors, if the cost of licensing the software applications becomes prohibitive, or if we change the vendors from whom we currently license software, our business and our customers' businesses could be significantly disrupted, which could harm our revenues and increase our costs. Our financial results may also be harmed if the cost structure we negotiate in the future with the third party software vendors changes in a manner that is less beneficial to us compared to our current cost structure with software vendors. We cannot assure you that our services will continue to support the software of our third party vendors, or that we will be able to adapt our own offerings to changes in third party software. In addition, if our vendors were to experience financial or other difficulties, it could adversely affect the availability of their software. It is also possible that improvements in software by third parties with which we have no relationship could render the software we offer to our customers less compelling or obsolete.

The limits imposed on our uses of the third party software necessary to deliver our services may impair our growth and operating results.

Certain agreements we have for the third party software for which we provide hosting or application management services restrict our ability to sell our services in specified countries and to customers with revenue above or below specified revenue levels. For example, one agreement restricts us from selling our services to customers with annual revenues greater than $1 billion, and restricts our ability to sell to customers outside of North America. In addition, certain agreements contain limits on our ability to sell our services to certain types of customers. Our operating results and ability to grow could be harmed to the extent these licenses prohibit us from selling our services to customers to which we would otherwise sell our services, or in countries in which we would otherwise sell our services.

Poor performance of the software we deliver to our customers or disruptions in our business-critical services could harm our reputation, delay market acceptance of our services and subject us to liabilities.

Our customers depend on our hosted software applications for their critical systems and business functions, including enterprise resource planning, customer relationship management and e-commerce. Our customers' businesses could be seriously harmed if the applications we provide to them work improperly or fail, or if we have other service disruptions, even if only temporarily. Accordingly, if the software that we deliver to our customers or our implementation or ongoing management of such software performs poorly, experiences errors or defects or is otherwise unreliable, our customers would likely be extremely dissatisfied, which could cause our reputation to suffer, force us to divert research and development and management resources, cause a loss of revenues or hinder market acceptance of our services. It is also possible that any customer disruptions resulting from failures in our applications could force us to refund all or a portion of the fees customers have paid for our services or result in other significant liabilities to our customers.

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

    expand, train, manage and retain our employee base effectively; and

    manage costs for employees, hardware, software, data centers and networks in a manner that will permit our business to scale.

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

Our software vendors from time to time will upgrade their software applications, and at such time we may be required to implement these software upgrades for certain of our customers. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us of these upgrades and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

We enter into agreements with our customers to provide application management services for long periods, typically three years for our full service contracts. Most of these agreements are in the form of fixed-price contracts that do not provide for price adjustments to reflect any cost overruns associated with providing our services, such as potential increases in the costs of software applications we license from third parties, and the costs of upgrades or inflation. As a result, unless we are able to provide our services in a more cost-effective manner than we do today and unless the number of users at individual customers increases to provide us higher revenue levels per customer, we may never achieve profitability for a particular customer. In addition, customers may not be able to pay us or may cancel our services before becoming profitable for us.

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

In the event we are not able to achieve the anticipated benefits from our acquisition of Nexus this may increase our expenses without the expected increase in revenue, which will adversely affect our operating or financial results.

In October 2003 we acquired substantially all of the assets of Nexus as part of our efforts to expand our applications management business and product offerings. The rationale for the asset purchase was to expand Corio's customer base and expertise in the SAP market space. SAP AG is a significant software vendor, providing enterprise resource planning and e- commerce software for businesses. We expect Corio's overall revenues in this market space to grow as a result of the asset purchase; however, we may experience difficulties in achieving and may never fully realize this anticipated benefit. Potential risks with this acquisition include, among others:

    possible impairment of relationships with employees and customers as a result of the acquisition of Nexus;

    inability to retain key employees of Nexus;

    inability to retain the SAP customers of Nexus:

    diversion of management's attention from other business concerns; and

    difficulties in assimilation of acquired personnel, operations, technologies or products.

In the event we are unable to retain Nexus's SAP customers or use this acquisition as a basis for expanding our customer base in the SAP market, or in the event the risks identified above lead to increased costs or a loss of benefits from the acquisition then we may never achieve the anticipated benefits of this acquisition and this will adversely impact our operating results. In addition, Corio has an obligation to issue additional shares of common stock to Nexus in the event Corio attains specified revenue milestones for the 3-month period ending December 31, 2004. Any such issuance would dilute our existing stockholders and increase the costs of the acquisition.

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

In September 2002 and October 2003, we completed the acquisition of the ASP assets of Qwest Cyber Solutions LLC and Nexus, respectively. The integration of the ASP assets of Qwest Cyber Solutions and Nexus into our business is ongoing, and we may experience related disruptions and distractions as well as unexpected costs. We have lost, and may continue to lose, customers acquired from Qwest Cyber Solutions, and we may experience similar losses of customers acquired from Nexus.

We expect that further consolidation in our industry may occur. We may acquire or make investments in additional complementary businesses, technologies or services if appropriate opportunities arise. From time to time we may engage in discussions and negotiations with companies regarding acquiring or investing in their businesses, technologies or services. We cannot make assurances that we will be able to identify suitable acquisition or investment candidates, or that if we do identify suitable candidates, we will be able to make the acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, customers, operations, technology or products and service offerings. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, cause customer loss, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity or convertible debt securities could be dilutive to our existing stockholders. Furthermore, any future acquisitions could materially deplete our cash.

Any inability to protect our intellectual property rights could reduce our competitive advantage, divert management attention, and require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

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

If the number of software applications used by us and our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications or services we offer infringes their proprietary rights. Someone may also claim that we do not have adequate licenses to perform the services we offer. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management's attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against them or us we would be forced to license different software applications to our customers that may not meet our customers' needs. This could result in a loss of customers and a decline in our revenues.

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

Because of the economic and political environment, many industries have delayed or reduced technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Moreover, weakness in the technology sector as a whole could negatively affect the cash flow of some of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40% of our common stock as of March 31, 2004. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short- term investments in a variety of securities, including Government Securities, Commercial Paper, Corporate Bonds and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2004.

                                                              Maturing in
                                                                           Between
                                                         Three months   Three months and
                                                           or less        Sixteen months
                                                         ------------  ------------------
March 31, 2004 (in thousands, except percentages):
   Included in cash and cash equivalents............... $      7,357   $             --
      Weighted average interest rate...................         1.08%               --
   Included in short-term investments.................. $      3,019   $         15,407
      Weighted average interest rate...................         1.62%             1.43%

ITEM 4.   Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

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

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these other matters will have a material adverse effect on the Company's financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Forms 8-K

On April 27, 2004, Corio filed a Report on Form 8-K reporting the announcement of its financial results for the quarter ended March 31, 2004. Under Form 8-K, Corio furnished under Item 12 the press release relating to its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004

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