Form 10-K/A
period 2003-12-31
CORIO INC
filed 2004-06-04
CIK 1111001

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

EXPLANATORY NOTE

This Form 10-K/A is being filed for the purpose of supplementing the disclosure contained in our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 31, 2004. Specifically, we (i) provided certain additional information regarding our pricing trends, as well as additional information on certain reserves we have made relating to a software vendor's claim against us, which is presented in our Results of Operations section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and (ii) provided a table summarizing our principal vendor contractual commitments in our Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. No other financial results or amounts presented have been revised. Unless otherwise specifically set forth herein, information contained in this Form 10-K/A speaks only to matters existing at December 31, 2003.

Corio, Inc.
INDEX TO
ANNUAL REPORT ON Form 10-K/A
FOR YEAR ENDED DECEMBER 31, 2003

Documents Incorporated By Reference

Certain portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Risk Factors" on pages 28 to 42. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-K/A, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

Item 1.     Business

Overview

We were established in September 1998 by acquiring all of the capital stock of Data Systems Connectors, Inc., or DSCI. At that same time, we incorporated in Delaware. We are an enterprise application service provider, or ASP. Our services include the implementation and management of business software for companies. We perform our services across a secure network from data centers, allowing our customers to outsource some or almost all aspects of their application management services needs. The solutions we provide our customers are services related to enterprise software applications provided by companies such as Oracle, PeopleSoft, SAP, Ariba and Siebel Systems, allowing our customers access to an application suite which provides (i) enterprise resource planning functionality to assist in areas such as human resources and finance, (ii) customer relationship management functionality to assist in interactions with customers, and (iii) e-business capabilities. We have arrangements with companies such as (i) Structure, XO Communications, Qwest and various telecommunications providers to provide our customers leading data center and network infrastructure technologies. Our services are designed to accommodate the requirements of medium to large, public, private, non-profit and public sector companies. By allowing our customers to outsource certain information technology services needs, we enable our customers to avoid many of the significant and unpredictable ongoing application management challenges, and to reduce costs and extend the value of their technology. By providing software application implementation, integration, management and various upgrade services and related hardware and network infrastructure, our services help reduce the information technology burdens of our customers, enabling them to focus on their core businesses and react quickly to dynamic market conditions.

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

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.PART II

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

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Risk Factors" on pages 28 to 42. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Report on Form 10-K/A, and we assume no obligation to update any such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

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

  Allowance for doubtful accounts

  Loss contingencies

  Valuation allowance

Cash Basis Revenue Recognition Customers

We recognize revenue from application management services as the services are provided to our customers provided that collection of the receivable is reasonably assured. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer reasonably assured, we designate those customers as "cash basis customers" and start to recognize revenue from that customer on a cash basis, after services have been rendered and payment for services has been received. We consider the following factors in determining whether collection of revenue is no longer reasonably assured from a customer: (i) the customer's payment history and outstanding receivables balance, (ii) the increased probability of non-payment as a result of a deterioration in the customer's financial health as indicated by our review of publicly available information, bankruptcy announcements, or other factors demonstrating a serious weakness in a customer's business such as significant layoffs, decreases in revenues, loss of customers or litigation, or (iii)the increased probability of non-payment due to service-related issues or the receipt of an early termination notice from a customer. If we receive any payment from a cash basis customer in advance of services, we would recognize the payment as revenue as the services are performed. At the time a customer is designated as a cash basis customer any uncollected accounts receivable are evaluated for collectibility. Any amounts that are deemed uncollectible are written off as a reduction to our revenue. The remaining balances remain recorded on an accrual basis and are monitored for collection. Subsequent receipts are applied to these balances before we recognize any additional revenue.

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

Revenues

Our revenues consist of Corio application management services revenues and professional services revenues. For customers that engage us to perform implementation services, we typically recognize professional services revenues as we implement our applications. We then recognize monthly fees from the customer, consisting primarily of application management services revenues, over the related application management service contractual term. Our professional services revenues associated with implementation initially had been relatively high compared to revenues for application management services. As our customer base has grown, application management services revenues has correspondingly grown as a percentage of revenues. With respect to total revenue, revenue for services related to ERP software applications-those applications related to the management of various functions within a company, including human resources, finance, management, manufacturing, supply chain, and sales-accounted for approximately 86% of total revenue in 2003, 65% of total revenue in 2002 and 47% of total revenue in 2001. We expect that revenue related to ERP applications will continue to account for a majority of our total revenue for the foreseeable future.

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

During 2001, 2002 and 2003, we experienced downward pressure on pricing. The cost of technology assets and technology labor also declined during this period. In response to these declining costs, we repackaged and re-priced our service offerings resulting in lower prices to new customers. Accurately comparing our general pricing trends is difficult due in part to the fact that we provide different solutions to different customers, but, based on a limited random sampling of similarly situated new customers, we believe pricing for new customers has decreased by approximately between 10% and 15% annually from 2001 to 2003. In addition to downward pricing pressure for new customers, downward pressure on pricing resulted in lower application management services revenues from our installed base because our existing customers demanded lower cost solutions upon renewal of their contracts and sometimes even before their contracts were renewed. However, these price reductions had less of an adverse impact on our net loss as compared to our revenues because much of these price reductions corresponded with the decrease in price for the technology underlying the services we provide. We have focused on maintaining a range of operating profitability per customer throughout this decrease in pricing and have generally been effective in doing this. However, we expect to continue to experience this downward pressure on pricing from our installed customer base and from new customers and this will result in downward pressure on application management services revenue.

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

Application fees consist of rental license fees paid to independent software vendors such as PeopleSoft and Siebel Systems, plus a reserve established based on a claimed minimum commitment in connection with rental license fees. Application fees were $136,000 in 2003, $970,000 in 2002 and $3.3 million in 2001. The decrease in application fees was due to our decision in mid-2001 to require our new customers to obtain licenses directly from our third party software vendors, rather than through us on a rental basis as well as our loss of customers for whom we were contracted to provide licenses prior to 2001. Furthermore, in 2001 we reserved $1.0 million related to a software vendor's claim that we owed them minimum commitment rental fees even if our rental customer was not using the software or had terminated services. This claim has not yet been resolved. We would strongly dispute the request for payment of any amounts based on this claim, but we expect that the maximum potential adverse claim would be approximately $1 million. Based on the fact that the dispute has not been resolved, the $1 million previously accrued has not been adjusted. We expect this accrual to remain on our balance sheet until there is no possibility of an adverse result from this claim because of the final settlement of this dispute by the parties involved or other judicial or statutory resolutions. In spite of our decision to cease offering the rental model to new customers, a few legacy rental customers remain whereby the customer pays Corio a monthly rental fee and Corio in turn pays the software vendor a monthly rental fee. Less than 10% of Corio's current customers license pursuant to this rental model and Corio expects these relationships to go away entirely over time.

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
                                     =========  =========  =========  =========  =========

The following table summarizes our principal vendor contractual commitments at December 31, 2003 (in thousands):

                                                     Payments due by Period
                                     -----------------------------------------------------
                                                Less than     1-3        3-5     More than
                                       Total     1 Year      Years      Years     5 Years
                                     ---------  ---------  ---------  ---------  ---------
Total Vendor Commitments........... $   6,365  $   3,542 $   2,257  $     566  $      --
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

Our application management agreements are typically long-term, fixed-price contracts, and if we are not able to manage our costs, these agreements may become unprofitable for us.

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

Schedule II-Valuation and Qualifying Accounts	76

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3****	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15****	Secured Promissory Note between the Registrant and Sal Jamil
10.16****	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corio Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Professional services and other revenues include revenues from consulting services, implementation services and staff augmentation. Revenue from consulting services is recognized using the percentage-of-completion method for fixed-fee arrangements under the cost-to-cost method or as the services are provided for time-and-materials arrangements. Losses resulting from fixed-fee contracts are recorded at the time such losses are estimated to exist. Revenue from time and materials contracts is recognized as services are performed in accordance with SAB 104. The Company recognizes revenue from fixed-fee contracts using a proportional performance method of accounting similar to the percentage of completion method described in Statement of Position 81-1 (SOP 81-1). The Company tracks the progress of these fixed fee contracts based on a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. Professional services customers are billed as services are performed in accordance with the terms of their individual contracts.

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

Recent accounting pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1)the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company adopted this provision on July 1, 2003, the first period after June 15, 2003. The provisions of this consensus did not have a significant effect on the Company's financial position or operating results.

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

Stock-based compensation

In connection with stock options granted to employees to purchase common stock, the Company recorded charges (credits) for stock-based compensation of ($398,000), ($2,255,000) and $5,332,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon termination of employment. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through fiscal year 2004. Amortization of deferred stock-based compensation expense, was $458,000, $2,347,000 and $5,099,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Note 13-Significant Customer Information and Segment Reporting Information

The Company has adopted SFAS No. 131, which requires the reporting of segment information using the "management approach" versus the "industry approach" previously required. Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's operations have been classified into two reporting segments (i)application management services and (ii) professional services. Corporate expenses, including those for sales and marketing, general and administrative and research and development, are not allocated to reporting segments.

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

CORIO INC.
Date: June 3, 2004	By:	/s/ GEORGE KADIFA
George Kadifa Chairman of the Board, President and Chief Executive Officer
	By:	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial officer

Pursuant to the requirements of the Securities Act of 1933, this Report on 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.
Signature		Title	Date
/s/ GEORGE KADIFA George Kadifa		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 3, 2004
/s/ BRETT WHITE Brett White		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 3, 2004
* /s/ RANDALL P. BAKER Randall P. Baker		Director	June 3, 2004
* /s/ ANEEL BHUSRI Aneel Bhusri		Director	June 3, 2004
* /s/ MARK FORMAN Mark Forman		Director	June 3, 2004
* /s/ MARK HAUSER Mark Hauser		Director	June 3, 2004
* /s/ GLENN W. MARSCHEL, JR Glenn W. Marschel, Jr.		Director	June 3, 2004
* /s/ TED E. SCHLEIN Ted E. Schlein		Director	June 3, 2004
* /s/ GEORGE J. STILL, JR. George J. Still, Jr.		Director	June 3, 2004
* By:	/s/ BRETT WHITE Brett White Attorney-in-fact June 3, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of the Registrant
3.2*	Bylaws of the Registrant
3.3****	Amendment to Bylaws of Registrant (approved in March 2004)
4.1*	Form of Registrant's Common Stock Certificate
4.2***	Nexus Registration Rights Agreement dated October 22, 2003
10.1*	Form of Indemnification Agreement entered into by and between the Registrant and each of its directors and executive officers
10.2+*	Hosting License Agreement dated June 30, 1999 between the Registrant and Active Software, Inc.
10.5+*	License and Hosting Agreement dated October 29, 1999 between the Registrant and Commerce One, Inc.
10.6+*	Host Server Solutions Service Agreement dated January 29, 1999 between the Registrant and Concentric Network, Inc.
10.7+*	Amendment No. 1 to Host Server Solutions Service Agreement dated August 23, 1999 between the Registrant and Concentric Network, Inc.
10.8+*	Amendment No. 2 to Host Server Solutions Service Agreement dated June 1, 2000
10.9*	Alliance and Co-Marketing Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.10*	Amended and Restated Investor Rights Agreement dated April 20, 2000 between the Registrant and Ernst & Young LLP
10.11+*	Outsourcer Alliance Agreement dated January 1, 1999 between the Registrant and PeopleSoft USA, Inc.
10.12*	Marketing Alliance Agreement dated February 10, 2000 between the Registrant and SAP America, Inc.
10.13+*	Value Added Industry Remarketer Agreement entered into by and between the Registrant and Siebel Systems, Inc.
10.14*	Form of Change in Control Agreement entered into by and between the Registrant and certain of its officers
10.15****	Secured Promissory Note between the Registrant and Sal Jamil
10.16****	Mortgage Assistance Agreement between the Registrant and Sal Jamil
20.1*	1998 Stock Plan
20.2*	2000 Employee Stock Purchase Plan and related agreements
20.3**	2001 Stock Plan
23.1	Consent of KPMG LLP
24.1*	Power of Attorney (see page 70)
31	Certifications of CEO and CFO pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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