Form 10-Q
period 2004-06-30
CORIO INC
filed 2004-08-13
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 9, 2004, there were 63,627,305 shares of the Registrant's common stock outstanding.

Corio, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

                                                                         June 30,    December 31,
                                                                          2004          2003
                                                                      ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................... $     14,205  $     15,440
    Short-term investments..........................................       19,504        19,591
    Accounts receivable, net of allowance of $654 and $591
        at June 30, 2004 and December 31, 2003, respectively........        7,809         6,484
    Prepaid expenses and other current assets.......................        2,967         2,502
                                                                      ------------  ------------
        Total current assets........................................       44,485        44,017
Restricted cash.....................................................        7,853         7,680
Property and equipment, net.........................................       12,684        10,907
Other assets........................................................        8,662         9,539
                                                                      ------------  ------------
        Total assets................................................       73,684  $     72,143
                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................ $      7,459  $      6,759
    Accrued liabilities.............................................        6,939         7,216
    Accrued restructuring...........................................          713           701
    Deferred revenue................................................        3,360         4,017
    Current portion of bank term commitment payable.................        7,000            --
    Current portion of capital lease obligations....................          365           476
                                                                      ------------  ------------
        Total current liabilities...................................       25,836        19,169
Capital lease obligations less current portion......................          174           387
Accrued restructuring less current portion..........................        3,701         4,068
Other liabilities...................................................        1,418         1,283
                                                                      ------------  ------------
        Total liabilities...........................................       31,129        24,907
                                                                      ------------  ------------
Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock: $0.001 par value; 10,000,000
        shares authorized, none issued and outstanding..............           --            --
    Common stock: $0.001 par value; 200,000,000 shares authorized;
       63,058,102 and 61,767,102 shares issued and outstanding
        at June 30, 2004 and December 31, 2003, respectively........           63            61
    Additional paid-in capital......................................      308,178       306,735
    Accumulated other comprehensive income (loss)...................          (55)           12
    Deferred stock-based compensation...............................           --            (3)
    Accumulated deficit.............................................     (265,631)     (259,569)
                                                                      ------------  ------------
        Total stockholders' equity..................................       42,555        47,236
                                                                      ------------  ------------
        Total liabilities and stockholders' equity.................. $     73,684  $     72,143
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                    ----------------------  ----------------------
                                                       2004        2003        2004        2003
                                                    ----------  ----------  ----------  ----------
REVENUES:
    Application management services............... $   13,769  $   14,838  $   28,690  $   31,467
    Professional services and other...............      3,885       2,213       6,579       4,588
                                                    ----------  ----------  ----------  ----------
    Total revenues................................     17,654      17,051      35,269      36,055
                                                    ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
    Application management services *.............     11,557      11,909      22,892      25,123
    Professional services and other ..............      3,349       1,712       5,713       3,725
    Research and development *....................        537       1,346       1,185       2,696
    Sales and marketing *.........................      2,720       2,301       5,430       4,507
    General and administrative *..................      2,939       2,188       5,234       4,578
    Restructuring charges.........................         --          --          --       2,334
    Amortization of stock-based compensation......         --         208           3         480
    Amortization of intangible assets.............        273         437         917         890
                                                    ----------  ----------  ----------  ----------
    Total operating expenses......................     21,375      20,101      41,374      44,333
                                                    ----------  ----------  ----------  ----------
Loss from operations..............................     (3,721)     (3,050)     (6,105)     (8,278)
Interest and other income.........................         78         181         230         381
Interest and other expense........................        (57)        (84)        (72)       (211)
                                                    ----------  ----------  ----------  ----------
Net loss before income tax expense................     (3,700)     (2,953)     (5,947)     (8,108)
Income tax expense................................       (113)         --        (115)         --
                                                    ----------  ----------  ----------  ----------
Net loss.......................................... $   (3,813) $   (2,953) $   (6,062) $   (8,108)
                                                    ==========  ==========  ==========  ==========

Basic and diluted net loss per share ............. $    (0.06) $    (0.05) $    (0.10) $    (0.15)
                                                    ==========  ==========  ==========  ==========

Shares used in computation-basic and diluted......     62,891      56,178      62,630      55,406
                                                    ==========  ==========  ==========  ==========

*  Amortization (reversal) of stock-based
   compensation not included in expense line item:
    Application management services............... $       --  $       23  $       --  $       59
    Research and development......................         --           5           1          (9)
    Sales and marketing...........................         --          62           1         160
    General and administrative....................         --         118           1         270
                                                    ----------  ----------  ----------  ----------
    Total amortization of stock-based compensation $       --  $      208  $        3  $      480
                                                    ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                        --------------------
                                                                           2004       2003
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $  (6,062) $  (8,108)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation..................................................     3,995      6,087
        Amortization of intangible assets.............................       917        890
        Amortization of stock-based compensation......................         3        480
        Amortization of warrants......................................         7        423
        Amortization of investments...................................        29       (322)
        Compensation for grants of stock, options and warrants
          in exchange for services....................................        --         18
        Changes in assets and liabilities:
            Accounts receivable, net..................................    (1,325)     3,078
            Prepaid expenses and other current assets.................      (465)       721
            Accounts payable..........................................       700     (1,632)
            Accrued liabilities.......................................      (632)    (2,590)
            Deferred revenue..........................................      (657)      (628)
            Other liabilities.........................................       135      2,088
                                                                        ---------  ---------
    Net cash (used in) provided by operating activities...............    (3,355)       505
                                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments...............................   (16,326)   (27,856)
    Sales of short-term investments...................................    16,317     21,822
    Increase in restricted cash.......................................      (173)        --
    Purchase of property and equipment................................    (5,772)    (1,913)
    Other assets......................................................       (47)       157
    Cash paid for acquisition.........................................        --       (716)
                                                                        ---------  ---------
    Net cash used in investing activities.............................    (6,001)    (8,506)
                                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and exercise of stock options..     1,445        477
    Borrowings (repayments) on debt obligations.......................     7,000       (225)
    Payments on capital lease obligations.............................      (324)    (3,131)
                                                                        ---------  ---------
    Net cash provided by (used in) financing activities...............     8,121     (2,879)
                                                                        ---------  ---------
Net decrease in cash and cash equivalents.............................    (1,235)   (10,880)
Cash and cash equivalents, beginning of period........................    15,440     26,908
                                                                        ---------  ---------
Cash and cash equivalents, end of period.............................. $  14,205  $  16,028
                                                                        =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest and taxes.................................. $     109  $     198
                                                                        =========  =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Deferred stock-based compensation/forfeitures, net................ $      --  $     274
                                                                        =========  =========

    Net unrealized gain (loss) on investments......................... $     (67) $     (53)
                                                                        =========  =========

See accompanying notes to condensed consolidated financial statements.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period (excluding shares subject to repurchase). Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potentially dilutive common securities outstanding during the period. Potentially dilutive shares of common stock are excluded from the diluted net loss per share computation in loss periods, as their effect would be antidilutive.

The following table sets forth potentially dilutive shares of common stock that are not included in the diluted net loss per share calculation as their effect would have been antidilutive for the periods indicated (in thousands, except weighted-average exercise price).

                                                  Six Months Ended June 30,
                                        ---------------------------------------
                                                2004                 2003
                                        -------------------  ------------------
                                        Weighted             Weighted
                                         Average              Average
                                        Exercise             Exercise
                                          Price    Shares      Price    Shares
                                        --------- ---------  --------- --------
Preferred stock warrants.............. $      --        --  $    1.70      746
Common stock subject to repurchase.... $      --        --  $    0.01      325
Common stock options and warrants..... $    2.00    17,966  $    1.81   17,990

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the underlying option. Deferred compensation is amortized and expensed in accordance with the graded vesting approach provided for in Financial Accounting Standards Board ("FASB") Interpretation No. 28.

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

If compensation cost for the Company's stock-based compensation plans had been determined based on fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Net loss as reported................................. $  (3,813) $  (2,953) $  (6,062) $  (8,108)
Add stock-based employee compensation expense
   included in reported net loss, net of tax of $0...        --        208          3        480
Deduct total stock-based employee compensation
   determined under the fair-value-based method
   for all awards, net of tax of $0..................    (1,211)    (1,678)    (2,504)    (3,605)
                                                       ---------  ---------  ---------  ---------
Pro forma net loss................................... $  (5,024) $  (4,423) $  (8,563) $ (11,233)
                                                       =========  =========  =========  =========
Basic and diluted net loss per share:
   As reported....................................... $   (0.06) $   (0.05) $   (0.10) $   (0.15)
   Pro forma......................................... $   (0.08) $   (0.08) $   (0.14) $   (0.20)

The Company calculated the fair value of each option granted under the Company's stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Expected life (in years).............................       4.0        4.0        4.0        4.0
Risk free interest rate..............................      3.47%      2.07%      2.75%      2.37%
Volatility...........................................       111%       107%       113%       105%
Dividend yield.......................................         0%         0%         0%         0%

Weighted-average fair values per share for options granted under the Company's stock option plans during the three and six months ended June 30, 2004 and 2003 were:

                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Weighted-average fair value per share for options
   granted under the Company's stock option plans.... $    1.82  $    0.77  $    2.10  $    0.57

The Company calculated the fair value of each option granted under the Company's employee stock purchase plan on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    Three and Six Months Ended
                                                              June 30,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Expected life (in years).............................       0.5        0.5
Risk free interest rate..............................      0.93%      1.71%
Volatility...........................................        84%       105%
Dividend yield.......................................         0%         0%

Weighted-average fair values per share for options granted under the Company's employee stock purchase plan during the three and six months ended June 30, 2004 and 2003 were:

                                                    Three and Six Months Ended
                                                              June 30,
                                                       --------------------
                                                          2004       2003
                                                       ---------  ---------
Weighted-average fair value per share for
   options granted under the Company's
   employee stock purchase plan...................... $    1.08  $    0.54

There were no common stock purchase rights granted under the Company's employee stock purchase plan during the three months ended June 30, 2004 and 2003.

RESTRICTED CASH

In connection with two facility leases, the Company issued letters of credit to the facility lessors as security for the leases. The letters of credit may initially be drawn upon for a period of one year and each letter provides for automatic one-year renewal periods. The letters of credit are collateralized by a $7.9 million cash deposit, which is recorded as restricted cash on the accompanying condensed consolidated balance sheet. For the three and six month periods ended June 30, 2004, the amount of restricted cash increased by $0 and $173,000, respectively. The amount of restricted cash the Company recorded increased by $173,000 in March 2004 due to the required additional collateral requirements related to a standby letter of credit we issued in connection with a move to our new leased operations office in Phoenix, Arizona.

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

In March 2004, the EITF reached consensus on Issue 03-01 ("EITF 03-01"), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. The Company does not believe that the adoption of EITF 03-01 will have a material effect on its financial position or results of operations.

NOTE 2-ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are billed in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At June 30, 2004 and December 31, 2003, the Company's accounts receivable balance excludes outstanding invoices of $2,452,000 and $1,444,000, respectively, related to customers, which the Company deemed as cash basis due to the customer's credit risks determined by the Company. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable or deferred revenue balances.

Included in accounts receivable at June 30, 2004 and December 31, 2003 were $410,000 and $332,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3-WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. Because the exercised shares outstanding were repurchaseable under certain circumstances, the fair value of the shares was remeasured each reporting period from exercise until May 2003, when the Company's repurchase right lapsed. With respect to these shares, the Company recorded amortization expense of $0 and $337,000 in sales and marketing for the three months ended June 30, 2004 and June 30 2003, respectively. Amortization of expense for the six months ended June 30, 2004 and June 30, 2003 was $0 and $416,000, respectively. There will be no further amortization expense related to these warrants.

NOTE 4-STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $0 and $19,000 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $274,000 for the six months ended June 30, 2004 and 2003, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon severance. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense was $0 and $208,000 for the three months ended June 30, 2004 and 2003, respectively and $3,000 and $480,000 for the six months ended June 30, 2004 and 2003, respectively, net of stock options forfeited.

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

Disaggregated information is as follows (in thousands):

                                               Application
                                               Management  Professional
                                                Services    Services    Unallocated    Total
                                               ----------  -----------  -----------  ---------
For the Three Months Ended June 30, 2004
Revenues..................................... $   13,769  $     3,885  $        --  $  17,654
Depreciation.................................      1,855            1          197      2,053
Amortization of warrants.....................         --           --            3          3
Amortization of intangible assets............        234           39           --        273
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    1,979  $       496  $    (6,196) $  (3,721)
                                               ==========  ===========  ===========  =========

For the Three Months Ended June 30, 2003
Revenues..................................... $   14,838  $     2,213  $        --  $  17,051
Depreciation.................................      2,503            3          372      2,878
Amortization of stock-based compensation.....         23           --          185        208
Amortization of warrants.....................         --           --          340        340
Amortization of intangible assets............        437           --           --        437
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    2,469  $       502  $    (6,021) $  (3,050)
                                               ==========  ===========  ===========  =========

For the Six Months Ended June 30, 2004
Revenues..................................... $   28,690  $     6,579  $        --  $  35,269
Depreciation................................. $    3,568  $         1  $       426  $   3,995
Amortization of stock-based compensation..... $       --  $        --  $         2  $       2
Amortization of warrants..................... $       --  $        --  $         7  $       7
Amortization of intangible assets............ $      756  $       161  $        --  $     917
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    5,041  $       705  $   (11,851) $  (6,105)
                                               ==========  ===========  ===========  =========

For the Six Months Ended June 30, 2003
Revenues..................................... $   31,467  $     4,588  $        --  $  36,055
Depreciation................................. $    5,189  $        12  $       886  $   6,087
Amortization of stock-based compensation..... $       59  $        --  $       421  $     480
Amortization of warrants..................... $       --  $        --  $       423  $     423
Amortization of intangible assets............ $      890  $        --  $        --  $     890
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    5,395  $       863  $   (14,536) $  (8,278)
                                               ==========  ===========  ===========  =========

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

                          Percentage of Total Revenue
                   ----------------------------------------     Accounts Receivable
                   Three Months Ended   Six Months Ended     ---------------------------
                       June 30              June 30
                   -------------------  -------------------    June 30,    December 31,
                     2004      2003       2004      2003         2004          2003
                   --------- ---------  --------- ---------  ------------- -------------
Customer A........       11%       16%        11%       --             --            --
Customer B........       --        --         --        --             --            34%
Customer C........       --        --         --        --             10%           --

Percentages are listed in the table above only when the result is 10% or greater. Customer A is a cash basis customer and therefore its outstanding invoices have not been included in the Company's accounts receivable balances. Customer A has terminated its customer contract effective July 29, 2004.

NOTE 6-RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table sets forth the charges taken against the restructuring and impairment accrual in the quarters ended March 31, 2004 and June 30, 2004.

                                             Quarterly
                              December 31,      Cash       March 31,
                                  2003        Payments        2004
                              ------------  ------------  ------------
Office lease obligations.... $      4,769  $       (178) $      4,591
                              ============  ============  ============

                                             Quarterly
                               March 31,        Cash        June 30,
                                  2004        Payments        2004
                              ------------  ------------  ------------
Office lease obligations.... $      4,591  $       (177) $      4,414
                              ============  ============  ============

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

NOTE 7-INCOME TAXES

Since inception, the Company has incurred net losses for federal and state tax purposes and anticipates losses for the foreseeable future. The Company recognized $113,000 of tax expense for the three months ended June 30, 2004 and $0 for the three months ended June 30, 2003. Tax expense was $115,000 and $0 for the six months ended June 30, 2004 and June 30, 2003, respectively. The tax expense is primarily for state and local purposes, which is determined based on gross receipts or capital.

NOTE 8-COMMITMENTS AND CONTINGENCIES

Equipment and Software Financing Agreement

On March 17, 2004, the Company entered into a $7 million term commitment payable with a bank. The proceeds from this financing are to be used to finance the purchase of new equipment and software. In connection with the term commitment payable the Company issued a promissory note dated March 17, 2004 for a loan up to $7 million. Under the term commitment payable the Company can draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%, however, the interest rate can be changed, at the option of the Company, to a floating rate of prime minus 0.25%. Additionally, the Company is obligated to pay interest on outstanding balances until October 1, 2004, at which time, the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full February 2007. As of June 30, 2004, the outstanding balance was $7.0 million and the interest rate was 4.0%. This agreement contains various financial covenants regarding liquidity, net worth and results from operations.

Covenants associated with this loan require that the Company's results from operations generate certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization) on a quarterly basis. The Company did not meet the EBITDA covenant for the quarter ended June 30, 2004 and obtained a waiver from the bank on July 23, 2004 related to this covenant violation. The Company has classified this obligation as current as of June 30, 2004 as the Company has future quarterly EBITDA covenants with the bank it does not believe it will be able to comply with due to increased operating expenses and the loss of revenue associated with the customer contract with Expanets/Avaya, Inc., which terminated on July 29, 2004. The Company is in discussions with the bank to renegotiate future EBITDA covenants. The Company has $33.7 million of unrestricted cash and cash equivalents as of June 30, 2004.

Service Level Agreements

The Company's application management services contracts contain service level agreements that obligate the Company to provide software applications management services at certain levels of performance. Numerous factors can affect the service level provided by the Company. If the Company fails to meet the committed service levels, the Company may be contractually obligated to provide a partial credit for the services rendered. If the Company were to continue to fail to meet these service levels, certain customers may then have the right to cancel their contracts with the Company. The Company's contracts generally limit the circumstances in which the Company would provide credits to its customers. The Company believes its policies and practices limit its exposure relating to these service level obligations, however, the Company cannot determine the maximum amount of future credits, if any, related to such service level obligations. The Company's services contracts have standard indemnification provisions.

Lease Guarantees

In connection with a San Carlos facility lease, the Company issued a $7 million letter of credit for the lease. As of June 30, 2004, a $7 million cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

In connection with a Phoenix facility lease, the Company issued an $853,430 letter of credit as security for the lease. As of June 30, 2004, an $853,430 cash deposit made by the Company is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

Legal Proceedings

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated. As of June 30, 2004, no amount is accrued, as management does not believe that a loss is probable.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment awarding Corio damages of $1,115,440 plus interest. LivePerson, Inc. filed a motion to vacate the award in the Superior Court of California. On November 18, 2003, the Superior Court of California issued a judgment, relating to the arbitration, awarding Corio damages of $1,346,605 plus interest from October 17, 2003 until the date of payment. LivePerson, Inc. paid Corio $1,369,479 on December 18, 2003 and subsequently appealed the judgment. For any portion of the cash paid that is affirmed on appeal or otherwise finally committed, such cash received pursuant to this award will be recorded as termination fee revenue. The Company recorded the amount received as an accrued liability.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these other matters will have a material adverse effect on the Company's financial statements.

Contingent Earn-out Payment

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus. The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. In addition, Nexus is entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon specified revenue milestones for the three-month period ending December 31, 2004 from identified existing and prospective customers of Nexus. In accordance with the terms of the asset purchase agreement, $500,000 of the purchase price was also deposited into an escrow account. The deposited funds were to be held as security until the later of April 2004 and the date any claims against the escrow are resolved for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. The Company filed claims against the escrow and resolved most of the claims with Nexus, agreeing to distribute approximately $89,000 plus interest to Corio and to distribute all of the remaining escrow proceeds to Nexus, except $20,000 left in the escrow for remaining claims.

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

Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

You should not place undue reliance on these forward-looking statements. They are subject to certain risks and uncertainties that may cause actual results to differ materially from past results or our predictions. Factors that could contribute to differences include, but are not limited to, those risks and uncertainties identified under "Additional Factors That May Affect Future Results" in this Quarterly Report. You should also carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission particularly the Annual Reports on Form 10-K/A, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

All statements included in this document are based on information available to us as of the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

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

Our net loss for the three months ended June 30, 2004 and 2003 was $3.8 million and $3.0 million, respectively; an increase of $0.8 million. This increase in net loss is mainly attributable to an increase in revenue of $0.6 million off-set by an increase of approximately $1.0 million in staff costs due to increased additional headcount and a company-wide salary increase effective April 1, 2004; an approximately $1.1 million increase in professional services contractor costs associated with the increase in professional services contracts, an approximately $0.6 million increase in professional fees; an approximately $0.8 million decrease in depreciation expense as many assets purchased in 2000 became fully depreciated in 2003 and a $0.7 million decrease in amortization expense.

Our net loss for the six months ended June 30, 2004 and 2003 was $6.1 million and $8.1 million, respectively; a decrease of $2.0 million. This decrease in net loss was due, in part, to a $0.8 million decrease in revenue; an approximately $1.0 million increase in staff costs due to increased headcount and a company-wide salary increase effective April 1, 2004; an approximately $1.8 million increase in professional services contractor costs associated with additional professional services contracts and an approximately $0.7 million increase in professional fees, off-set by an approximately $1.1 million decrease in software and hardware maintenance and rental fees; approximately $2.1 million less depreciation expense as many assets purchased in 2000 became fully depreciated in 2003; approximately $0.8 million decrease in amortization expense and to a $2.5 million restructuring charge taken in the first quarter of 2003 without a similar charge in 2004.

To drive sales growth and extend our market share, we are making investments in our sales and marketing and professional services areas in fiscal 2004. Our research and development team will continue to focus on further automation and enhancement of our customer interaction processes.

Expanets/Avaya, Inc., a customer that accounted for 12% and 11% of fiscal 2003 and six months ended June 30, 2004 revenue, respectively, terminated its customer contract with us effective July 29, 2004, and we expect this will put downward pressure on revenue.

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

Cash basis revenue recognition customers;

  Allowance for doubtful accounts;

  Loss contingencies; and

  Valuation allowance.

Cash Basis Revenue Recognition Customers

We recognize revenue from application management services as the services are provided to our customers provided that collection of the receivable is reasonably assured. We regularly monitor the payment activity and credit worthiness of our customers. If we determine that collection of revenue from a particular customer or contract is no longer reasonably assured we designate those customers as "cash basis customers" and start to recognize revenue from that customer on a cash basis, after services have been rendered and payment for services has been received. We consider the following factors in determining whether collection of revenue is no longer reasonably assured from a customer: (i) the customer's payment history and outstanding receivables balance, (ii) the increased probability of non-payment as a result of a deterioration in the customer's financial health as indicated by our review of publicly available information, bankruptcy announcements, or other factors demonstrating a serious weakness in a customer's business such as significant layoffs, decreases in revenues, loss of customers or litigation, or (iii) the increased probability of non-payment due to service-related issues or the receipt of an early termination notice from a customer. If we receive any payment from a cash basis customer in advance of services, we would recognize the payment as revenue as the services are performed. At the time a customer is designated as a cash basis customer any uncollected accounts receivable are evaluated for collectibility. Any amounts that are deemed uncollectible are written off as a reduction to our revenue. The remaining balances remain recorded on an accrual basis and are monitored for collection. Subsequent receipts are applied to these balances before we recognize any additional revenue.

If we believe that there is a reasonable chance that we will receive payment from a customer, even if payment is not reasonably assured and the customer is cash basis, we will typically not terminate the customer and will continue to provide services to that customer. We have set forth below the amount of revenue recognized from cash basis customers for the three and six months ended June 30, 2004 and 2003 and the period in which the underlying services were performed:

                                                                                  Three Months Ended    Six Months Ended
                                                                                       June 30,              June 30,
                                                                                   (In thousands)        (In thousands)
                                                                                --------------------  --------------------
                                                                                   2004       2003       2004       2003
                                                                                ---------  ---------  ---------  ---------
Cash Basis Revenue Recorded Related to Services Performed in Current Period... $   2,893  $   3,400  $   5,855  $   6,125
Cash Basis Revenue Recorded Related to Services Performed in Prior Period.....       307      1,594      1,522      5,172
                                                                                ---------  ---------  ---------  ---------
      Total Cash Basis Revenue Recorded....................................... $   3,200  $   4,994  $   7,377  $  11,297
                                                                                =========  =========  =========  =========

Revenue earned from cash basis customers but not recognized due to the cash basis designation was $2.3 million and $2.2 million for the three and six months ended June 30, 2004 and 2003, respectively. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. In addition, only one of our cash basis customers is obligated to pay recurring application management services fees in advance.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through the identification of specific receivables where we expect that payment will not be received, in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry, among other factors. An unallocated reserve is established for all amounts, which have not been specifically identified, based on applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At June 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $654,000 and $591,000, respectively.

Loss Contingencies

We are subject to various loss contingencies such as the risks associated with estimates included in both our restructuring liability and our professional services fixed fee contracts. We consider the likelihood of the loss or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

For our office lease restructuring liability, our estimate is based on our contracted lease obligation offset by estimated sublease income over the lease term. We increased our office lease restructuring liability in the first quarter of 2003 as a result of the sublease agreement signed in May 2003 because the total sublease income for the restructuring period was less than initially estimated.

In addition, since we perform some of our professional services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. We track our progress to completion on such arrangements by detailing individual project plans for each arrangement and then regularly comparing the labor hours actually spent on a project against the number of hours we estimate to complete the project. We believe this process results in a reasonable estimate of our progress to completion. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. Additionally, we regularly evaluate current information available to us to determine whether such recorded losses should be adjusted. In the first quarter of 2004, based on our evaluation of the opened professional services contracts, we reduced our accruals for contract losses by $153,000, which resulted in a corresponding reduction to professional services expenses for the three months ended March 31, 2004. As of June 30, 2004, the accrual for contract losses was $0.

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

                                                                                             Three Months Ended
                                                Three Months Ended     Three Months Ended       June 30, 2004
                                                   June 30, 2004          June 30, 2003             versus
                                               -------------------    -------------------       June 30, 2003
                                                         Percentage             Percentage   -------------------
                                                         of Total               of Total      Dollar   Percentage
                                                Amount   Revenues      Amount   Revenues      Change    Change
                                               --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services.......... $  13,769        78%  $  14,838        87%  $  (1,069)       (7)%
    Professional services and other..........     3,885        22%      2,213        13%      1,672        76%
                                               --------- ---------    --------- ---------    --------- ---------
    Total revenues...........................    17,654       100       17,051       100          603         4%

COSTS AND EXPENSES:
    Application management services .........    11,557        65%     11,909        70%       (352)       (3)%
    Professional services and other .........     3,349        19%      1,712        10%      1,637        96%
    Research and development ................       537         3%      1,346         8%       (809)      (60)%
    Sales and marketing .....................     2,720        15%      2,301        13%        419        18%
    General and administrative ..............     2,939        17%      2,188        13%        751        34%
    Amortization of stock-based compensation.        --         0%        208         1%       (208)     (100)%
    Amortization of intangible assets........       273         1%        437         3%       (164)      (38)%
                                               --------- ---------    --------- ---------    --------- ---------
    Total operating expenses.................    21,375       121%     20,101       118%      1,274         6%
                                               --------- ---------    --------- ---------    --------- ---------%
Loss from operations.........................    (3,721)      (21)%     (3,050)      (18)%       (671)       22%
Interest and other income....................        78        -- %        181         1%       (103)      (57)%
Interest and other expense...................       (57)        0%        (84)        0%         27       (32)%
Income tax expense...........................      (113)        0%         --         0%       (113)         0%
                                               --------- ---------    --------- ---------    --------- ---------
Net loss..................................... $  (3,813)      (22)%  $  (2,953)      (17)%  $    (860)       29%
                                               ========= =========    ========= =========    ========= =========

                                                                                              Six Months Ended
                                                Six Months Ended       Six Months Ended         June 30, 2004
                                                        June 30, 2004          June 30, 2003       versus
                                               -------------------    -------------------       June 30, 2003
                                                         Percentage             Percentage   -------------------
                                                         of Total               of Total      Dollar   Percentage
                                                Amount   Revenues      Amount   Revenues      Change    Change
                                               --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services.......... $  28,690        81%  $  31,467        87%  $  (2,777)       (9)%
    Professional services and other..........     6,579        19%      4,588        13%      1,991        43%
                                               --------- ---------    --------- ---------    --------- ---------
    Total revenues...........................    35,269       100       36,055       100         (786)       (2)%

COSTS AND EXPENSES:
    Application management services .........    22,892        65%     25,123        70%     (2,231)       (9)%
    Professional services and other .........     5,713        16%      3,725        10%      1,988        53%
    Research and development ................     1,185         3%      2,696         7%     (1,511)      (56)%
    Sales and marketing .....................     5,430        15%      4,507        13%        923        20%
    General and administrative ..............     5,234        15%      4,578        13%        656        14%
    Restructuring charges....................        --        -- %      2,334         6%     (2,334)     (100)%
    Amortization of stock-based compensation.         3        -- %        480         1%       (477)      (99)%
    Amortization of intangible assets........       917         3%        890         2%         27         3%
                                               --------- ---------    --------- ---------    --------- ---------
    Total operating expenses.................    41,374       117%     44,333       122%     (2,959)       (7)%
                                               --------- ---------    --------- ---------    --------- ---------
Loss from operations.........................    (6,105)      (17)%     (8,278)      (22)%      2,173       (26)%
Interest and other income....................       230         1%        381         1%       (151)      (40)%
Interest and other expense...................       (72)       -- %       (211)       (1)%        139       (66)%
Income tax expense...........................      (115)        0%         --         0%       (115)        0%
                                               --------- ---------    --------- ---------    --------- ---------
Net loss..................................... $  (6,062)      (17)%  $  (8,108)      (22)%  $   2,046       (25)%
                                               ========= =========    ========= =========    ========= =========

RESULTS OF OPERATIONS

Revenues

Total revenue was $17.7 million and $17.1 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $0.6 million. Total revenue was $35.3 million and $36.1 million for the six months ended June 30, 2004 and 2003, respectively, a decrease of $0.8 million. One of our customers Expanets/Avaya, Inc., which accounted for 11% of our total revenues for the three and six month periods ended June 30, 2004, terminated its contract effective July 29, 2004.

Application Management Services Revenues. Revenues from our application management services, or AMS, were $13.8 million for the three months ended June 30, 2004, including $373,000 in non-recurring revenues from customer contract terminations and $3.2 million recognized as a result of payments from cash basis customers. For the three months ended June 30, 2003, our revenues of $14.8 million included approximately $507,000 in non-recurring revenues from customer contract terminations and $5.0 million recognized as a result of payments from cash basis customers. The $1.0 million decrease in application management services revenues for the three months ended June 30, 2004 was primarily due to the significant decrease in the hosting fees for Quadrem Hosting Ltd. ("Quadrem"). Quadrem terminated its hosting agreement in May 2003, and subsequently entered into a new hosting agreement with significantly reduced services and fees. As a result of the new agreement, we recognized approximately $0.9 million less in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. In addition, AMS revenue from one of our cash basis customers, Expanets/Avaya, Inc., decreased by approximately $0.7 million for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 due to the receipt of three monthly hosting fees payments in the quarter ended June 30, 2004 compared to the receipt of four monthly hosting fees payments in the quarter ended June 30, 2003. The offset to these two revenue decrease items was the increase in new business.

Revenues from our application management services, or AMS, were $28.7 million for the six months ended June 30, 2004, including $1.3 million in non-recurring revenues from customer contract terminations and $7.4 million recognized as a result of payments from cash basis customers. For the six months ended June 30, 2003, our revenues of $31.5 million included approximately $1.0 million in non-recurring revenues from customer contract terminations and $10.9 million recognized as a result of payments from cash basis customers. The $2.8 million decrease in application management services revenues for the six months ended June 30, 2004 was due in part to a decrease of $2.1 million in the hosting fees for Quadrem. In addition, we recognized $1.1 million in the six months ended June 30, 2003 from a former Qwest Cyber Solutions, or QCS, customer. This customer was in the process of terminating its AMS contract with QCS at the time we acquired the contract as part of the September 2002 QCS acquisition. As a result, we recognized $1.1 million in monthly hosting fees for the contract through the February 28, 2003 termination date. The offset to these two revenue decrease items was the increase in new business

Professional Services and Other Revenues. Our professional services and other revenues were $3.9 million for the three months ended June 30, 2004, including $0 recognized as a result of payments from cash basis customers, compared to $2.2 million for the three months ended June 30, 2003, including $13,000 recognized as a result of payments from cash basis customers. The $1.7 million increase in professional services revenues was primarily due to additional customers obtained through our acquisition of Nexus Technology, Inc. as well as the addition of other new customers/projects. Our professional services and other revenues were $6.6 million for the six months ended June 30, 2004, including $55,000 recognized as a result of payments from cash basis customers, compared to $4.6 million for the six months ended June 30, 2003, including $435,000 recognized as a result of payments from cash basis customers. The $2.0 million increase in professional services revenues was primarily due to additional customers we obtained through our acquisition of Nexus Technology, Inc. as well as the addition of new customers/projects. At June 30, 2004 and December 31, 2003, we had balances of $231,000 and $76,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third parties and other factors.

Costs and Expenses

Total operating expenses were approximately $21.4 million and $20.1 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $41.4 million and $44.3 million for the six months ended June 30, 2004 and 2003, respectively. We anticipate that costs will increase in the third quarter due to increased headcount and professional services costs.

Application Management Services. Application management services expenses, excluding stock-based compensation of $0 and $23,000 for the three months ended June 30, 2004 and 2003, respectively, were $11.6 million for the three months ended June 30, 2004 and $11.9 million for the three months ended June 30, 2003. The $0.3 million decrease in expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily attributable to a $0.6 million reduction in depreciation. A number of our assets were purchased in 2000 and had a three-year useful life. The reduction in depreciation was partially offset by an increase in staff costs due to higher headcount and a company-wide 4% salary increase effective April 1, 2004. Application management services expenses, excluding stock-based compensation of $500 and $59,000 for the six months ended June 30, 2004 and 2003, respectively, were $22.9 million for the six months ended June 30, 2004 and $25.1 million for the six months ended June 30, 2003. The $2.2 million decrease is due primarily to a $1.6 million reduction in depreciation expense, $0.8 million lower software license and equipment rental expense, $0.2 million lower external contractor costs and $0.3 million higher staff costs.

Professional Services and Other. Professional services and other expenses were $3.3 million for the three months ended June 30, 2004 and $1.7 million for the three months ended June 30, 2003. The $1.6 million increase was due primarily to an increase in $0.3 million in internal staff costs and a $1.3 million increase in outside contractors associated with delivering higher revenue from our professional services contracts. There were no professional services stock-based compensation charges for the three or six months ended June 30, 2004 or 2003. Professional services and other expenses were $5.7 million for the six months ended June 30, 2004 and $3.7 million for the six months ended June 30, 2003. The $2.0 million increase is primarily the result of a $2.2 million increase in outside contractors associated with delivering higher revenue offset by an adjustment to our provision for contract losses decreasing the balance by $153,000 as the result of the conclusion of the majority of our significant fixed fee professional services contracts during the first quarter of 2004.

Research and Development. Research and development expenses, excluding stock-based compensation charges reductions of $0 and $5,000 for the three months ended June 30, 2004 and 2003, respectively, were $0.5 million for the three months ended June 30, 2004 and $1.4 million for the three months ended June 30, 2003. Research and development expenses as a percentage of total revenues were 3% for the three months ended June 30, 2004 and 8% for the three months ended June 30, 2003. The $0.8 million expense decrease was mainly due to a $0.5 million reduction in personnel costs partly due to moving tasks to our office in India, a $0.1 million reduction in depreciation expense and in facilities allocation and a $0.2 million reduction in contractor costs for research and development work that is now performed internally. Research and development expenses, excluding stock-based compensation charges (expense reductions) of $500 and ($9,000) for the six months ended June 30, 2004 and 2003, respectively, were $1.2 million for the six months ended June 30, 2004 and $2.7 million for the six months ended June 30, 2003. The $1.5 million decrease is the result of a $1.0 million decrease in staff costs, a $0.3 million decrease in external contractors, a $0.1 decrease in facilities allocation and a $0.1 decrease in depreciation expense.

Sales and Marketing Expenses. Sales and marketing expenses, excluding stock-based compensation of $0 and $62,000 for the three months ended June 30, 2004 and 2003, respectively, were $2.7 million for the three months ended June 30, 2004 and $2.3 million for the three months ended June 30, 2003. Sales and marketing expenses as a percentage of total revenues were 15% for the three months ended June 30, 2004 and 13% for the three months ended June 30, 2003. The $0.4 million increase was due to $0.3 million in personnel costs as additional headcount was added to provide increased subject matter experts in Peoplesoft, Oracle and SAP areas to assist in the sales process, and a $0.3 million increase in commissions expense due to higher sales off-set by a $ 0.3 million decrease in amortization expense associated with the warrants issued to Cap Gemini Ernst & Young U.S., L.L.C on September 27, 2000. Sales and marketing expenses, excluding stock-based compensation of $1,000 and $160,000 for the six months ended June 30, 2004 and 2003, respectively, were $5.4 million for the six months ended June 30, 2004 and $4.5 million for the six months ended June 30, 2003. The $0.9 million increase was primarily due to a $0.7 million increase in personnel costs, a $0.5 million increase in commissions expense and a $0.4 million decrease in amortization expense.

General and Administrative Expenses. General and administrative expenses, excluding stock-based compensation of $0 and $118,000 for the three months ended June 30, 2004 and 2003, respectively, were $2.9 million for the three months ended June 30, 2004 and $2.2 million for the three months ended June 30, 2003, respectively. General and administrative expenses as a percentage of total revenues were 17% for the three months ended June 30, 2004 and 13% for the three months ended June 30, 2003. The $0.7 million increase in general and administrative expenses was mainly due to a $0.2 million increase in staff costs in finance and professional services general management, a $0.2 million increase in telecom costs, a $0.7 million increase in professional legal and accounting fees offset by a $0.3 million reduction in occupancy costs due to sub-leasing and restructuring a portion of our San Carlos facility space in fiscal year 2003, and a $0.1 million reduction in depreciation expense related to fully-depreciated assets. General and administrative expenses, excluding stock-based compensation of $1,000 and $270,000 for the six months ended June 30, 2004 and 2003, respectively, were $5.2 million for the six months ended June 30, 2004 and $4.6 million for the six months ended June 30, 2003, respectively. The $0.6 million increase was mainly due to a $0.4 million increase in staff costs, a $0.2 million increase in telecom costs, a $0.7 million increase in professional legal and accounting fees offset by a $0.4 million reduction in occupancy cost, and a $0.3 million reduction in depreciation.

Restructuring Charges. In May 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. During the quarter ended June 30, 2003, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases, which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve. There were no additional restructuring charges recorded during the three or six months ended June 30, 2004. The cash payments were approximately $177,000 for the three months ended June 30, 2004 and approximately $355,000 for the six months ended June 30, 2004.

Amortization of Stock-Based Compensation. Amortization of deferred stock-based compensation was $0 and $208,000 for the three months ended June 30, 2004 and 2003, respectively. Amortization of deferred stock-based compensation was $3,000 and $480,000 for the six months ended June 30, 2004 and 2003, respectively. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. Deferred stock-based compensation was fully amortized in March 2004.

Amortization of Other Intangibles. Amortization of intangible assets was $273,000 for the three months ended June 30, 2004 and $437,000 for the three months ended June 30, 2003. Amortization of intangible assets was $917,000 for the six months ended June 30, 2004 and $890,000 for the six months ended June 30, 2003. In November 2003, we recorded an intangible asset of $2.6 million for application management services and professional services contracts acquired in connection with our acquisition of Nexus. This intangible asset is being amortized over estimated lives ranging from four months to five years. In September 2002, we recorded an intangible asset of $2.7 million for contracts acquired in connection with our acquisition of QCS, which is included in other assets in the accompanying, condensed consolidated balance sheet. This intangible asset was amortized over an 18 month period that ended February 2004.

Interest and Other Income and Expenses. Net interest and other income and expense were $21,000 for the three months ended June 30, 2004 and $97,000 for the three months ended June 30, 2003. The $76,000 decrease was primarily due to a lower average cash balance offset by lower interest expense resulting from a buy-out of some of our leased capital equipment. Net interest and other income and expense were $158,000 for the six months ended June 30, 2004 and $170,000 for the six months ended June 30, 2003. The $12,000 decrease was primarily due to a lower cash balance offset by lower interest expense and approximately $57,000 higher net gain on sale of marketable securities.

Income Taxes. Since inception, the Company has incurred net losses for federal and state tax purposes, and anticipates losses for the foreseeable future. The Company recognized $113,000 of tax expense for the three months ended June 30, 2004 and $0 for the three months ended June 30, 2003. The Company recognized $115,000 and $0 of tax expense for the six months ended June 30, 2004 and June 30, 2003, respectively. The tax expense is primarily for state and local purposes, which is determined based on gross receipts or capital.

Related Party. In the ordinary course of business, we recorded revenue of $8,000 and $0 for the three months ended June 30, 2004 and 2003, respectively, arising from transactions with one company with which we have directors in common. We recorded revenue of $55,000 and $16,000 for the six months ended June 30, 2004 and 2003, respectively, arising from transactions with such companies. We paid $5,000 and $0 for the three months ended June 30, 2004 and 2003, respectively, to a company with which we have directors in common. For the six months ended June 30, 2004 and 2003, we paid $54,000 and $0, respectively, to companies with which we have directors in common. At June 30, 2004, we had $0 in accounts receivable and $25,000 in accounts payable from such related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents, short-term investments, and restricted cash of $41.6 million, a decrease of $1.1 million from $42.7 million as of December 31, 2003. The $1.1 million decrease was primarily the result of $8.1 million in cash provided by financing activities offset by $6.0 million of cash used in investing activities and $3.4 million of cash used by operating activities.

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2004 compared to $0.5 million provided by operating activities for the six months ended June 30, 2003. The $3.9 million net change was primarily due to an increase in accounts receivable offset by lower payments of accounts payable, payments of professional services and equipment purchases, which lowered accrued expenses. Operating expenses less depreciation basically stayed flat.

We lease office facilities and fixed assets under non- cancelable operating and capital leases. Rental expense under operating lease agreements was $0.7 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively. Rental expense for the six-month period ended June 30, 2004 and 2003 was $1.6 million and $2.1 million, respectively.

The following summarizes our principal facilities and equipment contractual commitments, excluding open orders for purchases to support normal operations, as of June 30, 2004:

                                                                 Payments due by Period
                                     -------------------------------------------------------------------------------
                                                 Six months
                                                   Ending                   Years Ending December 31,
                                                December 31,   -----------------------------------------------------
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Capital lease obligations.......... $     586  $         187  $     283  $     116  $      --  $     --  $       --
Operating lease obligations........    25,236          2,138      4,335      4,320      4,426     4,332       5,685
Equipment Operating leases.........        57             28         28          1         --        --          --
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
                                    $  25,879  $       2,353  $   4,646  $   4,437  $   4,426  $  4,332       5,685
                                     =========  =============  =========  =========  =========  ========  ==========

The following summarizes our principal vendor contractual commitments as of June 30, 2004:

                                                                 Payments due by Period
                                     -------------------------------------------------------------------------------
                                                 Six months
                                                   Ending                   Years Ending December 31,
                                                December 31,   -----------------------------------------------------
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Vendor Commitments................. $  12,735  $       3,751  $   5,856  $   1,073  $   1,762  $    293  $       --
                                     =========  =============  =========  =========  =========  ========  ==========

Net cash used in investing activities was $6.0 million for the six months ended June 30, 2004 compared to $8.5 million used in investing activities for the six months ended June 30, 2003. The $2.5 million decrease was primarily related to a reduction in short-term investment purchases of $11.5 million that was offset by a $5.5 million reduction in sale of short-term investments and an increase in equipment purchases of $3.9 million for customer contracts related to first half 2004 bookings and internal use purposes.

Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2004 compared to $2.9 million used for the six months ended June 30, 2003, respectively. The $11.0 million change in cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock and exercise of stock options, reduced payments on capital leases as buy-outs increased, and $7.0 million in borrowings from a bank term commitment payable entered into in the first quarter of fiscal 2004 for equipment purchases.

On March 17, 2004, the Company entered into a $7.0 million bank term commitment payable for which the proceeds are to be used to finance the purchase of new equipment and software. In connection with the term commitment payable, the Company issued a promissory note dated March 17, 2004 for a loan up to $7.0 million. Under the term commitment payable the Company can draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%; however, the interest rate can be changed to a floating rate of prime minus 0.25%. Additionally, the Company is obligated to pay interest on outstanding balances until October 1, 2004 at which time the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full in February 2007. As of June 30, 2004 the balance was $7.0 million and the interest rate was 4.0%. The full line of credit was utilized by the end of June 30, 2004.

Covenants associated with this loan require that the Company's results from operations generate certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization) on a quarterly basis. The Company did not meet the EBITDA covenant for the quarter ended June 30, 2004 and obtained a waiver from the bank on July 23, 2004 related to this covenant violation. The Company has classified this obligation as current as of June 30, 2004 as the Company has future quarterly EBITDA covenants with the bank it does not believe it will be able to comply with due to increased operating expenses and the loss of revenue associated with the customer contract with Expanets/Avaya, Inc. which terminated July 29, 2004. The Company is in discussions with the bank to renegotiate the future EBITDA covenants. The Company has $33.7 million of unrestricted cash and cash equivalents as of June 30, 2004.

Except for equipment operating leases, we have no off balance sheet financing arrangements (see Note 8 in this Quarterly Report).

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus. The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. In addition, Nexus is entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon specified revenue milestones for the three month period ending December 31, 2004 from identified existing and prospective customers of Nexus. In accordance with the terms of the asset purchase agreement, $500,000 of the purchase price was also deposited into an escrow account. The deposited funds were to be held as security until the later of April 2004 and the date any claims against the escrow are resolved for any losses incurred by the Company in the event, among other matters, of any breach by Nexus of the agreements, covenants, representations and warranties it made under or in connection with the purchase agreement. The Company filed claims against the escrow and resolved most of the claims with Nexus, agreeing to distribute approximately $89,000 plus interest to Corio and to distribute all of the remaining escrow proceeds to Nexus, except $20,000 left in the escrow for remaining claims.

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

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of June 30, 2004, we had an accumulated deficit of $266 million.

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

A significant portion of our current revenue is derived from technology and middle-market companies. Middle-market companies consist of companies or divisions with annual revenues of between approximately $200 million and $1 billion. Technology and middle-market companies may be more likely to be acquired, experience financial difficulties or cease operations than companies that are larger and better established or are in more stable industries. For instance, technology and middle-market companies may experience difficulties in raising capital needed to fund their operations. As a result, our client base will likely be more volatile than those companies whose customer base consists of more mature and established businesses. Over the past four years we experienced early terminations of customer agreements with approximately one hundred customers, many of which entered into agreements with us in 1999 and 2000 and whose terminations were based on the dot com crash and many of which are no longer in business. We expect additional customer agreements to terminate in the future. If we continue to experience greater than expected customer loss or an inability to collect fees from our customers in a timely manner because of this volatility, our operating results could be seriously harmed.

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

For example, one of our customers, Quadrem, who represented 11% of total revenues in fiscal 2002, had its contract expire in May 2003. Although Quadrem renewed for a short-term contract, the new contract was for significantly less recurring monthly revenue. In addition, another customer, Expanets, that accounted for 12% of total revenues for fiscal 2003, was acquired by Avaya, Inc. in November 2003. Expanets/Avaya, Inc. terminated its customer contract as of July 29, 2004. The loss of Expanets/Avaya, Inc. as a customer, or any future loss of any other significant customer, or any significant reduction in fees paid to us by a significant customer, will have a significant adverse effect on our ability to achieve profitability and positive cash flow.

Our failure to collect payments for our services from "cash basis" customers could significantly decrease our revenues and profitability.

In the event we decide payment by a customer is no longer reasonably assured then we designate that customer as a "cash basis" customer. Historically we have generated a significant portion of our revenue from payments by cash basis customers. The percentage of our customers designated as cash basis customers as of the end of June 30, 2004 was 10% and for the years ended December 31, 2003, 2002 and 2001 was 12%, 29% and 42%, respectively. For the quarter ended June 30, 2004 we recorded revenue of $3.2 million (18% of revenues) related to services provided to cash basis customers. For the six months ended June 30, 2004 we recorded revenue of $7.4 million (21% of revenues) related to services provided to cash basis customers. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $22.2 million (32% of total revenue), $17.0 million (31% of total revenue) and $16.6 million (32% of total revenue), respectively, related to services provided to cash basis customers.

For the quarter ended June 30, 2004, we determined not to recognize approximately $2.3 million in revenue related to services provided during this period, based on our policies regarding customers designated as cash basis customers for which we did not receive payment. For the 2003 fiscal year we determined not to recognize approximately $1.4 million in revenue related to services provided during this period to cash basis customers. For fiscal 2002, this amount was $3.0 million and for fiscal 2001 it was $2.3 million. A significant portion of our customer base remains on a cash basis and we expect to continue to have a significant number of customers on a cash basis going forward. For these customers we are at risk of not receiving payment for services we have already performed. Failure by these customers to pay could decrease revenue and result in our having incurred costs to provide services without being compensated for those services, which could adversely affect our ability to become profitable.

We may experience issues with our financial controls that could harm our financial condition and results of operations and have a negative effect on the trading price of our stock.

Our auditors have recently noted certain matters involving internal controls and operations that they consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to auditors' attention relating to significant deficiencies in the design or operation of internal controls that, in the auditor's judgment, could adversely affect the company's ability to initiate, record, process, and report financial data accurately, on a timely basis and consistent with regulatory requirements. For example, our auditors have identified as an ongoing significant deficiency our lack of adequate staffing within our finance department.

We are continuing to work to improve our internal controls and to address the significant deficiencies identified by the auditors. We have taken measures to improve our financial reporting and management capabilities and we are in the process of instituting changes to our internal controls in order to try to satisfy our obligations as a public company, including the requirements associated with the Sarbanes-Oxley Act of 2002 such as compliance with Section 404 of the Sarbanes-Oxley Act by the end of this year. For example, we are in the process of expanding the documentation of our internal processes, and we are actively recruiting additional financial and accounting personnel to support our finance team. To sufficiently address the issues with our internal controls, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof, and will need to continue to expand, train and manage our finance team effectively.

We cannot be certain that the measures we are taking and will take in the future will ensure that we implement and continue to maintain adequate controls over our financial processes and reporting. If we fail to implement and continue to maintain adequate internal controls, this could have a material adverse effect on Corio's business, results of operations and financial conditions and could prevent Corio from releasing its financial information and SEC reports in a timely and accurate manner and in compliance with regulatory requirements, adversely affect our ability to sell our services and implement our business plan successfully and in a manner that achieves profitability, and impair our ability to detect and prevent fraud.

We are also in the process of trying to engage independent auditors to replace KPMG LLP. There can be no assurance that we will promptly engage new auditors or that any new auditors that we do engage will have sufficient resources to certify Corio at the end of this year, as required by Section 404 of the Sarbanes-Oxley Act.

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

  acquire or license third party software applications, hardware, and networking and data center services at a reasonable cost or at a structure beneficial to us;

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

A failure to maintain and expand relationships with third party systems integrators that we use to implement our services could harm our ability to service our customers effectively. As we seek to provide applications management services for larger, more established customers, they may frequently utilize the systems integration and consulting services of independent, third party systems integrators rather than Corio. In such cases, we may receive only modest revenue for implementation and integration services if any. For this reason and others, it may be difficult for Corio to maintain and increase its professional services revenues. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.

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

The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new services, software and other products. We cannot assure you that we will be able to enhance existing or develop new services that meet changing customer needs in a timely and cost-effective manner. For example, as software application architecture changes, the software for which we provide services could become out of date or obsolete and we may be forced to upgrade or replace our technology. This is of particular concern with regard to our enterprise resource planning, or ERP, software, including PeopleSoft, Oracle and SAP. The architecture of the software we currently use for ERP applications is not designed to be hosted. We believe that future software may be written to be hosted. Our existing software application providers may face competition from new vendors who have written hostable software. It may be difficult for us to acquire hostable ERP software from these new vendors and for our software application providers to develop this software quickly or successfully. In either event, the services we offer would likely become less attractive to our customers, who could cause us to lose revenue and market share. Performing upgrades may also require substantial time and expense and even then we cannot be sure that we will succeed in adapting our business to these technological developments. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

Our application management agreements are typically long- term, fixed-price contracts, and if we are not able to manage our costs, these agreements may become unprofitable for us.

We enter into agreements with our customers to provide application management services for long periods, typically three years for our full service contracts. Most of these agreements are in the form of fixed-price contracts that do not provide for price adjustments to reflect any cost overruns associated with providing our services, such as potential increases in the costs of software applications we license from third parties, and the costs of upgrades or inflation or any other price increases in products or services supplied to us by third parties. As a result, unless we are able to provide our services in a more cost-effective manner than we do today and unless the number of users at individual customers increases to provide us higher revenue levels per customer, we may never achieve profitability for a particular customer. In addition, customers may not be able to pay us or may cancel our services before becoming profitable for us.

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

Proposed changes to GAAP may require recording compensation expense for employee stock options.

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

Part of our strategy may be to expand our services by offering our customers services related to additional software applications that address their evolving business needs. Certain challenges may arise related to this potential strategy. For example, we cannot be sure that we will be able to license these applications at a commercially viable rates or at all or otherwise be permitted access to the applications to provide our services, or, in the alternative, that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis or otherwise cannot effectively expand our service offering and, as a result, cannot expand the range of our service offerings, the market for our services may not grow and may decline, and sales of our services may suffer. Furthermore, we may not focus on the strategy of expanding by providing our services in relation to additional enterprise software applications, and this may be a strategic mistake.

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

Our current and potential competitors primarily include:

  application service providers and business process outsourcers, such as Bluestar Solutions, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, NaviSite and USinternetworking;

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

We depend on third parties, such as XO Communications, Qwest, AT&T, and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers. For example, downtime caused by our data center providers could materially disrupt our services, and, in the event any of these data center providers terminate or decline to renew their contracts with us, we could experience significant disruption and costs related to migrating customers to a different data center. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver our services to our customers in an effective manner and these customers may terminate their contracts with us as a result or demand credits against fees. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

Computer system failures could render us unable to service our customers and may cause us to lose our customers and subject us to liability and increased expenses.

Our operations depend upon our ability and the ability of our third party data center and network services providers to maintain and protect the computer systems on which we host our customers' applications. Any loss of customer data or an inability to provide service or service downtime for a period of time could cause us to lose our customers and subject us to significant potential liabilities. We currently use seven data center providers to house our hardware and to provide network services, but most of our customers are serviced at a single site. While our data center and network providers maintain back-up systems and we have disaster recovery processes, a natural disaster or other disruption at their site could impair our ability to provide our services to our customers until the site is repaired or back-up systems become operable. Some of our data center providers, as well as our corporate headquarters, are located in Northern California, near known earthquake fault zones. Our systems and the data centers are also vulnerable to damage from fire, flood, power loss, telecommunications failures, terrorist attacks and similar events.

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

  inability to retain the SAP customers of Nexus;

  diversion of management's attention from other business concerns; and

  difficulties in assimilation of acquired personnel, operations, technologies or products.

In the event we are unable to retain Nexus's SAP customers or use this acquisition as a basis for expanding our customer base in the SAP market, or in the event the risks identified above lead to increased costs or a loss of benefits from the acquisition then we may never achieve the anticipated benefits of this acquisition and this will adversely impact our operating results. In addition, Corio has an obligation to issue additional shares of common stock to Nexus in the event Corio attains specified revenue milestones for the three month period ending December 31, 2004. Any such issuance would dilute our existing stockholders and increase the consideration we issue for the acquisition.

Any acquisitions of businesses, technologies or services may result in distraction of our management and disruptions to our business and additional costs.

In September 2002 and October 2003, we completed the acquisition of the ASP assets of Qwest Cyber Solutions LLC and Nexus, respectively. The integration of the ASP assets of Qwest Cyber Solutions and Nexus into our business is ongoing, and we may experience related disruptions and distractions as well as unexpected costs. We have lost, and may continue to lose, customers acquired from Qwest Cyber Solutions and Nexus.

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

Any inability to protect our intellectual property rights could reduce our competitive advantage, divert management's attention, and require additional intellectual property to be developed or cause us to incur expenses to enforce our rights.

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

If the number of software applications used by us and our customers increases and the functionality of these products further overlaps and integrates, software industry participants may become increasingly subject to infringement claims. In addition, we have agreed, and may agree in the future, to indemnify some of our customers against claims that our services infringe upon the intellectual property rights of others. Someone may claim that our technology or the applications or services we offer infringes their proprietary rights. Someone may also claim that we do not have adequate licenses to perform the services we offer. Any infringement claims, even if without merit, can be time consuming and expensive to defend, may divert management's attention and resources and could cause service delays. Such claims could require us to enter into costly royalty or licensing agreements. If successful, a claim of infringement against us and our inability to modify or license the infringed or similar technology could adversely affect our business. In addition, if our software vendors cease to offer their software applications to us because of infringement claims against them or us, we would be forced to license different software applications to our customers that may not meet our customers' needs. This could result in a loss of customers and a decline in our revenues.

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

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

Because of the economic and political environment, many industries have delayed or reduced technology expenditures. If this trend continues, we may fall short of our revenue expectations, and ultimately may fail to achieve profitability. Additionally, weakness in the technology sector as a whole could negatively affect the cash flow of some of our customers, which in turn could impact their ability to meet their obligations to us as they come due. This could increase our credit risk exposure and harm our overall financial position.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41% of our common stock as of June 30, 2004. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including Government Securities, Commercial Paper, Corporate Bonds and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2004.

                                                          Maturing in   Maturing Between
                                                         Three months   Three months and
                                                           or less      Thirteen months
                                                         ------------  ------------------
June 30, 2004 (in thousands, except percentages):
   Included in cash and cash equivalents............... $      6,264   $             --
      Weighted-average interest rate...................         1.41%               --
   Included in short-term investments.................. $      3,007   $         16,497
      Weighted-average interest rate...................         1.44%             1.62%
                                                         ============   ================

ITEM 4.   Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, except as discussed below with respect to absence of appropriate levels of accounting personnel, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

As discussed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004, KPMG noted deficiencies related to the Company's internal controls around the Company's monitoring of debt covenant compliance, the absence of appropriate levels of accounting personnel, the absence of appropriate review and approval of manual journal entries, and evidence of failure to reconcile bank statements in a timely manner. The Company believes that it has remedied all of these deficiencies except the absence of the appropriate levels of accounting personnel, which it expects to remedy soon, as discussed below.

  Monitoring debt covenant compliance. This finding relates to a new debt arrangement entered into in March 2004. The Company has clarified the covenants with the bank and reemphasized its monitoring of the compliance of these covenants as part of its monthly close process.
  Absence of appropriate levels of accounting personnel. At the time KPMG noted this deficiency, five members of the Company's finance and accounting departments were temporary consultants.  Since that time, the Company has hired as full time employees three of the five temporary consultants.  In addition, the Company has received an acceptance to its offer of employment for one of the remaining positions currently staffed by a temporary consultant and an acceptance to its offer of employment for an additional incremental accounting position.  The Company plans to extend an additional offer of employment for an additional incremental accounting position in the near future.
  Absence of appropriate review and approval of manual journal entries. The Company has reemphasized the requirement to properly document the review of all manual journal entries. As an additional control, we have added a second review to confirm that the review of all manual entries has been properly documented.
  Evidence of failure to reconcile bank statements in a timely manner. The Company's accounting manager was called up for three weeks of United States military service during the Company's accounting close process for the quarterly period ended June 30, 2004, and therefore did not complete some of the Company's bank reconciliations as part of our normal quarterly closing process. These reconciliations were completed in time for our second quarter 2004 earning release by other accounting department personnel. Again, we have reemphasized the company policy regarding the timely completion of all reconciliations.

Except as stated above, there was no change in the Company's internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2004 Annual Meeting of Stockholders on May 12, 2004 (the "Annual Meeting").

(b) At the Annual Meeting, the stockholders elected Glenn W. Marschel, Jr. as the Class I director to serve for a term of three years. In addition, the term of office as a director continued after the Annual Meeting for the following directors: Ted E. Schlein, George Kadifa, Mark Forman, George J. Still, Jr., Randall P. Baker and Mark Hauser. Aneel Bhusri, who was one of our Class I directors prior to the Annual Meeting, decided not to stand for re-election and permitted his term as a director to expire on May 12, 2004.

(c) The following is a brief description of matters voted on at the Annual Meeting and a statement of the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter:

(1) Election of Glenn W. Marschel, Jr. as the Class I director:

FOR	WITHHELD
54,975,548 Votes	1,155,549 Votes

(2) Re-approval of our 1998 Stock Plan to preserve the corporate income tax deduction available pursuant to Section 162(m) of the Internal Revenue Code:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
32,768,453 Votes	1,617,050 Votes	75,481 Votes	21,670,829 Votes

(3) Ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004:

FOR	AGAINST	ABSTAINED
55,844,176 Votes	257,817 Votes	29,820 Votes

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.17	Credit Agreement entered into as of March 17, 2004, by and between Corio, Inc., a Delaware Corporation, and Wells Fargo Bank, National Association
10.18	The First Amendment to Credit Agreement entered into as of July 23, 2004, by and between Corio, Inc., a Delaware Corporation and Wells Fargo Bank, National Association
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Forms 8-K

On April 27, 2004, Corio furnished a Current Report on Form 8-K reporting the announcement of its financial results for the quarter ended March 31, 2004. Under Item 12 of Form 8-K, Corio furnished the press release relating to its financial results for the quarter ended March 31, 2004.

On June 14, 2004, Corio filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated September 20, 2002 in order to provide required financial information related to Corio's purchase of assets of Qwest Cyber.Solutions LLC and to amend certain section of the initial Current Report on Form 8-K.

On June 14, 2004, Corio filed a Current Report on Form 8-K/A amending its Current Report on Form 8-K dated October 22, 2003 regarding Corio's purchase of assets of Nexus Technology, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

By:	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.17	Credit Agreement entered into as of March 17, 2004, by and between Corio, Inc., a Delaware Corporation, and Wells Fargo Bank, National Association PDF
10.18	The First Amendment to Credit Agreement entered into as of July 23, 2004, by and between Corio, Inc., a Delaware Corporation, and Wells Fargo Bank, National Association PDF
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer