Form 10-Q
period 2004-09-30
CORIO INC
filed 2004-11-15
CIK 1111001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 8, 2004, there were 64,408,526 shares of the Registrant's common stock outstanding.

Corio, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CORIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

                                                                     September 30,   December 31,
                                                                          2004          2003
                                                                      ------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents....................................... $      7,431  $     15,440
    Short-term investments..........................................       20,843        19,591
    Accounts receivable, net of allowance of $654 and $591
        at September 30, 2004 and December 31, 2003, respectively...        8,517         6,484
    Prepaid expenses and other current assets.......................        1,688         2,502
                                                                      ------------  ------------
        Total current assets........................................       38,479        44,017
Restricted cash.....................................................        7,853         7,680
Property and equipment, net.........................................       14,105        10,907
Other assets........................................................        8,574         9,539
                                                                      ------------  ------------
        Total assets................................................       69,011  $     72,143
                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................ $      7,080  $      6,759
    Accrued liabilities.............................................        6,577         7,216
    Accrued restructuring...........................................          718           701
    Deferred revenue................................................        3,049         4,017
    Current portion of bank term commitment payable.................        7,000            --
    Current portion of capital lease obligations....................          301           476
                                                                      ------------  ------------
        Total current liabilities...................................       24,725        19,169
Capital lease obligations less current portion......................          174           387
Accrued restructuring less current portion..........................        3,520         4,068
Other liabilities...................................................        1,406         1,283
                                                                      ------------  ------------
        Total liabilities...........................................       29,825        24,907
                                                                      ------------  ------------
Commitments and contingencies (Note 8)
Stockholders' equity:
    Preferred stock: $0.001 par value; 10,000,000
        shares authorized, none issued and outstanding..............           --            --
    Common stock: $0.001 par value; 200,000,000 shares authorized;
       63,883,437 and 61,767,102 shares issued and outstanding
        at September 30, 2004 and December 31, 2003, respectively...           63            61
    Additional paid-in capital......................................      309,097       306,735
    Accumulated other comprehensive income (loss)...................          (39)           12
    Deferred stock-based compensation...............................           --            (3)
    Accumulated deficit.............................................     (269,935)     (259,569)
                                                                      ------------  ------------
        Total stockholders' equity..................................       39,186        47,236
                                                                      ------------  ------------
        Total liabilities and stockholders' equity.................. $     69,011  $     72,143
                                                                      ============  ============

See accompanying notes to condensed consolidated financial statements.

CORIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                      ----------------------  ----------------------
                                                         2004        2003        2004        2003
                                                      ----------  ----------  ----------  ----------
REVENUES:
    Application management services................. $   14,379  $   14,295  $   43,069  $   45,762
    Professional services and other.................      3,445       1,245      10,025       5,833
                                                      ----------  ----------  ----------  ----------
    Total revenues..................................     17,824      15,540      53,094      51,595
                                                      ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
    Application management services *...............     11,800      11,210      34,692      36,333
    Professional services and other ................      2,855         730       8,568       4,455
    Research and development *......................        562       1,123       1,747       3,819
    Sales and marketing *...........................      2,417       2,125       7,848       6,632
    General and administrative *....................      3,274       2,339       8,508       6,917
    Restructuring charges...........................        714          --         714       2,334
    Amortization of stock-based compensation........         --         (34)          3         445
    Amortization of intangible assets...............        273         367       1,191       1,257
                                                      ----------  ----------  ----------  ----------
    Total operating expenses........................     21,895      17,860      63,271      62,192
                                                      ----------  ----------  ----------  ----------
Loss from operations................................     (4,071)     (2,320)    (10,177)    (10,597)
Interest and other income...........................        161         136         384         518
Interest and other expense..........................       (394)        (73)       (458)       (285)
                                                      ----------  ----------  ----------  ----------
Net loss before income tax expense..................     (4,304)     (2,257)    (10,251)    (10,364)
Income tax expense..................................         --          --        (115)         --
                                                      ----------  ----------  ----------  ----------
Net loss............................................ $   (4,304) $   (2,257) $  (10,366) $  (10,364)
                                                      ==========  ==========  ==========  ==========

Basic and diluted net loss per share ............... $    (0.07) $    (0.04) $    (0.16) $    (0.18)
                                                      ==========  ==========  ==========  ==========

Shares used in computation-basic and diluted........     63,515      57,684      63,124      56,098
                                                      ==========  ==========  ==========  ==========

*  Amortization (reversal) of stock-based
   compensation not included in expense line item:
    Application management services................. $       --  $        7  $       --  $       65
    Research and development........................         --          11           1           2
    Sales and marketing.............................         --          27           1         187
    General and administrative......................         --         (79)          1         191
                                                      ----------  ----------  ----------  ----------
    Total amortization of stock-based compensation.. $       --  $      (34) $        3  $      445
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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                           2004       2003
                                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................... $ (10,366) $ (10,364)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation..................................................     6,011      8,788
        Amortization of intangible assets.............................     1,191      1,257
        Amortization of stock-based compensation......................         3        445
        Amortization of warrants......................................        10        426
        Amortization of investments...................................       199        515
        Compensation for grants of stock, options and warrants
          in exchange for services....................................        --         22
        Gain on sale and disposal of property and equipment...........       (61)        --
        Loss on sale and disposal of property and equipment...........     1,059         --
        Changes in assets and liabilities:
            Accounts receivable, net..................................    (2,033)     2,735
            Prepaid expenses and other current assets.................       814        978
            Accounts payable..........................................       321     (3,345)
            Accrued liabilities.......................................    (1,213)    (3,674)
            Deferred revenue..........................................      (968)      (546)
            Other liabilities.........................................       165      1,893
                                                                        ---------  ---------
    Net cash used in operating activities.............................    (4,868)      (870)
                                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments...............................   (21,697)   (37,318)
    Sales of short-term investments...................................    20,195     29,626
    Increase in restricted cash.......................................      (173)        --
    Purchase of property and equipment................................   (10,268)    (3,183)
    Proceeds from sale of property and equipment......................        61         --
    Other assets......................................................      (235)       266
    Cash paid for acquisition.........................................        --       (361)
                                                                        ---------  ---------
    Net cash used in investing activities.............................   (12,117)   (10,970)
                                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and exercise of stock options..     2,364      1,058
    Borrowings (repayments) on debt obligations.......................     7,000       (272)
    Payments on capital lease obligations.............................      (388)    (4,269)
                                                                        ---------  ---------
    Net cash provided by (used in) financing activities...............     8,976     (3,483)
                                                                        ---------  ---------
Net decrease in cash and cash equivalents.............................    (8,009)   (15,323)
Cash and cash equivalents, beginning of period........................    15,440     26,908
                                                                        ---------  ---------
Cash and cash equivalents, end of period.............................. $   7,431  $  11,585
                                                                        =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest and taxes.................................. $    (211) $     268
                                                                        =========  =========
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Deferred stock-based compensation/forfeitures, net................ $      --  $     389
                                                                        =========  =========

    Net unrealized gain (loss) on investments......................... $     (55) $     (80)
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

                                             Nine Months Ended September 30
                                        ---------------------------------------
                                                2004                 2003
                                        -------------------  ------------------
                                        Weighted             Weighted
                                         Average              Average
                                        Exercise             Exercise
                                          Price    Shares      Price    Shares
                                        --------- ---------  --------- --------
Common stock subject to repurchase.... $      --        --  $    0.01      200
Common stock options and warrants..... $    1.97    18,420  $    1.85   17,779

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

If compensation cost for the Company's stock-based compensation plans had been determined based on fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Net loss as reported................................. $  (4,304) $  (2,257) $ (10,366) $ (10,364)
Add stock-based employee compensation expense
   included in reported net loss, net of tax of $0...        --        (34)         3        445
Deduct total stock-based employee compensation
   determined under the fair-value-based method
   for all awards, net of tax of $0..................    (1,170)    (1,093)    (3,670)    (4,502)
                                                       ---------  ---------  ---------  ---------
Pro forma net loss................................... $  (5,474) $  (3,384) $ (14,033) $ (14,421)
                                                       =========  =========  =========  =========
Basic and diluted net loss per share:
   As reported....................................... $   (0.07) $   (0.04) $   (0.16) $   (0.18)
   Pro forma......................................... $   (0.09) $   (0.06) $   (0.22) $   (0.26)

The Company calculated the fair value of each option granted under the Company's stock option plans on the date of grant using the Black-Scholes option pricing model and calculated amortization using the graded vesting approach with the following weighted-average assumptions:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Expected life (in years).............................       4.0        4.0        4.0        4.0
Risk free interest rate..............................      3.30%      2.99%      2.97%      2.47%
Volatility...........................................       109%       102%       111%       105%
Dividend yield.......................................         0%         0%         0%         0%

Weighted-average fair values per share for options granted under the Company's stock option plans during the three and nine months ended September 30, 2004 and 2003 were:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Weighted-average fair value per share for options
   granted under the Company's stock option plans.... $    1.08  $    1.99  $    1.70  $    0.80

The Company calculated the fair value of each option granted under the Company's employee stock purchase plan on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Expected life (in years).............................       0.5        0.5        0.5        0.5
Risk free interest rate..............................      1.65%      1.00%      1.33%      1.06%
Volatility...........................................        79%       102%        81%       104%
Dividend yield.......................................         0%         0%         0%         0%

Weighted-average fair values per share for options granted under the Company's employee stock purchase plan during the three and nine months ended September 30, 2004 and 2003 were:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                       --------------------  --------------------
                                                          2004       2003       2004       2003
                                                       ---------  ---------  ---------  ---------
Weighted-average fair value per share for
   options granted under the Company's
   employee stock purchase plan...................... $    0.61  $    0.83  $    0.83  $    0.45

There were no common stock purchase rights granted under the Company's employee stock purchase plan during the three months ended September 30, 2004 and 2003.

RESTRICTED CASH

In connection with two facility leases, the Company issued letters of credit to the facility lessors as security for the leases. The letters of credit may initially be drawn upon for a period of one year and each letter provides for automatic one-year renewal periods. The letters of credit are collateralized by a $7.9 million cash deposit, which is recorded as restricted cash on the accompanying condensed consolidated balance sheet. For the three and nine month periods ended September 30, 2004, the amount of restricted cash increased by $0 and $173,000, respectively. The amount of restricted cash the Company recorded increased by $173,000 in March 2004 due to the required additional collateral requirements related to a standby letter of credit we issued in connection with a move to our new leased operations office in Phoenix, Arizona.

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

In March 2004, the EITF reached consensus on Issue 03-01 ("EITF 03- 01"), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. The Company does not believe that the adoption of EITF 03-01 will have a material effect on its financial position or results of operations.

NOTE 2-ACCOUNTS RECEIVABLE

The Company records accounts receivable when amounts are invoiced in accordance with the contract terms or as services are performed under non-cancelable contractual services arrangements. At September 30, 2004 and December 31, 2003, the Company's accounts receivable balance excluded outstanding invoices of $1,732,000 and $1,444,000, respectively, related to customers that the Company determined to be cash basis customers due to credit risks associated with these customers. Since the revenue related to the collection of these invoices is recognized on a cash basis, these amounts have not been included in the accounts receivable or deferred revenue balances.

Included in accounts receivable at September 30, 2004 and December 31, 2003 were $848,000 and $332,000, respectively, of unbilled receivables under various application management and professional services contracts.

NOTE 3-WARRANTS

On September 27, 2000, Cap Gemini Ernst & Young U.S., L.L.C exercised its right to convert a portion of its initial warrant representing 2,333,333 shares into 960,810 shares of common stock through a cashless exercise. Because the exercised shares outstanding were repurchaseable under certain circumstances, the fair value of the shares was remeasured each reporting period from exercise until May 2003, when the Company's repurchase right lapsed. With respect to these shares, the Company did not record an amortization expense in sales and marketing for the three months ended September 30, 2004 and 2003, respectively. Amortization of expense for the nine months ended September 30, 2004 and 2003 was $0 and $416,000, respectively. There will be no further amortization expense related to these warrants.

NOTE 4-STOCK-BASED COMPENSATION

In connection with stock options granted to employees to purchase common stock, the Company recorded reductions in deferred stock-based compensation of $0 and $116,000 for the three months ended September 30, 2004 and 2003, respectively, and $0 and $389,000 for the nine months ended September 30, 2004 and 2003, respectively. Such amounts represent unamortized deferred stock compensation for unvested options that were forfeited upon severance. The deferred charges for employee options are being amortized to expense using the graded vesting approach, prescribed by FASB Interpretation No. 28, through 2004. Amortization of deferred stock-based compensation expense (credit) was $0 and ($34,000) for the three months ended September 30, 2004 and 2003, respectively and $3,000 and $445,000 for the nine months ended September 30, 2004 and 2003, respectively, net of stock options forfeited.

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

Disaggregated information is as follows (in thousands):

                                               Application
                                               Management  Professional
                                                Services    Services    Unallocated    Total
                                               ----------  -----------  -----------  ---------
For the Three Months Ended September 30, 2004
Revenues..................................... $   14,379  $     3,445  $        --  $  17,824
Depreciation.................................      1,801            1          213      2,015
Amortization of warrants.....................         --           --            3          3
Amortization of intangible assets............        234           39           --        273
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    1,912  $       548  $    (6,531) $  (4,071)
                                               ==========  ===========  ===========  =========

For the Three Months Ended September 30, 2003
Revenues..................................... $   14,295  $     1,245  $        --  $  15,540
Depreciation.................................      2,436            2          263      2,701
Amortization of stock-based compensation.....          7           --          (41)       (34)
Amortization of warrants.....................         --           --            3          3
Amortization of intangible assets............        367           --           --        367
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    2,711  $       515  $    (5,546) $  (2,320)
                                               ==========  ===========  ===========  =========

For the Nine Months Ended September 30, 2004
Revenues..................................... $   43,069  $    10,025  $        --  $  53,094
Depreciation................................. $    5,369            2          640  $   6,011
Amortization of stock-based compensation..... $       --           --            3  $       3
Amortization of warrants..................... $       --           --            9  $       9
Amortization of intangible assets............ $      990  $       200  $        --  $   1,190
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    6,953  $     1,253  $   (18,383) $ (10,177)
                                               ==========  ===========  ===========  =========

For the Nine Months Ended September 30, 2003
Revenues..................................... $   45,762  $     5,833  $        --  $  51,595
Depreciation................................. $    7,625  $        14  $     1,149  $   8,788
Amortization of stock-based compensation..... $       65  $        --  $       380  $     445
Amortization of warrants..................... $       --  $        --  $       427  $     427
Amortization of intangible assets............ $    1,257  $        --  $        --  $   1,257
                                               ----------  -----------  -----------  ---------
Segment profit (loss) from operations........ $    8,107  $     1,378  $   (20,082) $ (10,597)
                                               ==========  ===========  ===========  =========

The Company does not allocate all assets to its reportable segments, nor does it allocate interest income or interest expense.

Significant customer information is as follows:

                   Percentage of Total  Percentage of Total
                        Revenue              Revenue             Percent of Total
                   -------------------  -------------------     Accounts Receivable
                   Three Months Ended   Nine Months Ended    ---------------------------
                      September 30,        September 30,
                                                             September 30, December 31,
                     2004      2003       2004      2003         2004          2003
                   --------- ---------  --------- ---------  ------------- -------------
Customer A........       11%       17%        11%       12%            --            --
Customer B........       --        --         --        --             --            34%

Percentages are listed in the table above only when the result is 10% or greater. Customer A is a cash basis customer and therefore its outstanding invoices have not been included in the Company's accounts receivable balances. Customer A terminated its customer contract effective July 29, 2004.

NOTE 6-RESTRUCTURING AND IMPAIRMENT ACCRUAL

The following table (in thousands) sets forth the charges taken against the restructuring and impairment accrual in the nine-month period ended September 30, 2004 and the three-month period ended September 30, 2004.

                                            Year to Date
                              December 31,      Cash      September 30,
                                  2003        Payments        2004
                              ------------  ------------  ------------
Office lease obligations.... $      4,769  $       (532) $      4,237
                              ============  ============  ============

                                             Quarterly
                                June 30,        Cash      September 30,
                                  2004        Payments        2004
                              ------------  ------------  ------------
Office lease obligations.... $      4,414  $       (177) $      4,237
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

NOTE 7-INCOME TAXES

Since inception, the Company has incurred net losses for federal and state income tax purposes and anticipates losses for the foreseeable future. The Company did not record any tax expense for the three months ended September 30, 2004 and 2003, respectively. Tax expense was $115,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively. The tax expense is primarily for state and local purposes, which is determined based on gross receipts or capital.

NOTE 8-COMMITMENTS AND CONTINGENCIES

Equipment and Software Financing Agreement

On March 17, 2004, the Company entered into a $7 million term commitment payable with Wells Fargo Bank. The proceeds from this financing have been used to finance the purchase of new equipment and software. In connection with the term commitment payable the Company issued a promissory note dated March 17, 2004 for a loan up to $7 million. Under the term commitment payable the Company could draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%, however, the interest rate can be changed, at the option of the Company, to a floating rate of prime minus 0.25%. Additionally, the Company is obligated to pay interest on outstanding balances until October 1, 2004, at which time, the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full February 2007. As of September 30, 2004, the outstanding balance was $7.0 million and the interest rate was 4.5%. This agreement contains various financial covenants regarding liquidity, net worth and results from operations.

Covenants associated with this loan require that the Company's results from operations generate certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization) on a quarterly basis. The Company did not meet the EBITDA covenant for the quarters ended June 30, 2004 and September 30, 2004 and obtained waivers from Wells Fargo Bank related to each covenant violation. The Company has classified this obligation as current as the Company has future quarterly EBITDA covenants that it does not believe it will be able to comply with due to increased operating expenses and the loss of revenue associated with the customer contract with Expanets/Avaya, Inc., which terminated on July 29, 2004. The Company is in discussions with Wells Fargo Bank regarding how to address anticipated future EBITDA covenant violations. We have $28.3 million of unrestricted cash, cash equivalents and short-term investments as of September 30, 2004.

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

Lease Guarantees

In connection with a San Carlos facility lease, the Company issued a $7 million letter of credit for the lease. As of September 30, 2004, a $7 million cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

In connection with a Phoenix facility lease, the Company issued an $853,430 letter of credit as security for the lease. As of September 30, 2004, an $853,430 cash deposit is held as collateral by a financial institution for guarantee of the letter of credit. The cash deposit is recorded as restricted cash on the balance sheet.

Legal Proceedings

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Corio, certain of its officers and certain of the underwriters involved in Corio's initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Corio would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, Corio tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, Corio intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated. As of September 30, 2004, no amount is accrued, as management does not believe that a loss is probable.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment awarding Corio damages of $1,115,440 plus interest. LivePerson, Inc. filed a motion to vacate the award in the Superior Court of California. On November 18, 2003, the Superior Court of California issued a judgment, relating to the arbitration, awarding Corio damages of $1,346,605 plus interest from October 17, 2003 until the date of payment. LivePerson, Inc. paid Corio $1,369,479 on December 18, 2003 and subsequently appealed the judgment. On October 8, 2004, the Appellate Court of California affirmed the judgment of the Superior Court of California in favor of Corio. For any portion of the cash paid that is determined by the Company as revenue that should be recorded under the Company's revenue recognition policy, such cash received pursuant to this award will be recorded as termination fee revenue at that time. The Company recorded the cash received as an accrued liability.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these other matters will have a material adverse effect on the Company's financial statements.

Contingent Earn-out Payment

On October 22, 2003, the Company completed the purchase of the assets and the assumption of certain liabilities of Nexus. The Company paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of Corio common stock, including $177,000 related to legal expenses. In addition, Nexus is entitled to receive an earn-out payment of up to $2.0 million payable in shares of Corio common stock contingent upon specified revenue milestones for the three-month period ending December 31, 2004 from identified existing and prospective customers of Nexus. In accordance with the terms of the asset purchase agreement, $500,000 of the purchase price was also deposited into an escrow account, all of which has been distributed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis in our 2003 Annual Report on Form 10K/A.

Notes Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that reflect our belief concerning future events and financial performance. Statements which are not purely historical in nature are called "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We sometimes identify forward-looking statements with such words as "may", "will", "should", "expect", "anticipate", "estimate", "seek", "project", "plan", "intend", "believe" or similar words concerning future events.

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

All statements included in this document are based on information available to us as of the date of this Quarterly Report on Form 10- Q, and we assume no obligation to update such statements, or to update the reasons why actual results could differ from those projected in forward-looking statements.

OVERVIEW

Corio was established in September 1998 and is an enterprise application service provider, or ASP. Our services include the implementation and management of business software for companies. Corio Applications on Demand 2005™ is an operational platform that delivers enterprise applications from leading software vendors as a service. Corio Applications on Demand 2005™ reduces the cost and complexity of enterprise systems and delivers compliance to new control objectives dictated by Sarbanes-Oxley Act of 2002. We provide infrastructure, applications management, professional services and Corio iSRVCE™ technology resource management (TRM) software. By offering software solutions as a monthly service, we enable customers to `pay-as-you-go,' minimizing upfront project costs, improving return on investment (ROI) and reducing IT cost overall.

Backed by industry leading service level guarantees, Applications on Demand 2005™ simplifies enterprise application management through automation. The key features of our Applications on Demand 2005™ platform are:

  Productized Offerings: Configure-to-order product model featuring pre-integrated architectures, proven service scope definitions, and system sizing to make pricing, architecting and ordering enterprise systems simple.
  Processes: Repeatable, measured, application management processes to provide consistent delivery quality.
  Automations: Automated workflows and scripts to speed delivery, lower cost, and improve quality
  Technologies: Component systems and technologies including security solutions, disaster recovery and high availability reduce cost and improve reliability.
  Corio iSRVCE™ : Corio iSRVCE™ is a Technology Resource Management (TRM) system that provides customers with improved visibility and control over their enterprise systems. iSRVCE 4.0 delivers common request automation enabling subscribers to execute common service tasks through self-service.

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

Our business continues to experience a net loss due to the on-going investment into our business. We continue to add customers to our existing customer base, however, the model of our business requires a significant amount of initial investment in capital equipment which may have a negative impact on our net working capital and cash position. We believe this negative impact on our net working capital and cash position will continue as we continue to add new customers.

To drive sales growth and extend our market share, we are making investments in our sales and marketing and professional services areas in fiscal 2004. Our research and development team will continue to focus on further automation and enhancement of our customer interaction processes.

Expanets/Avaya, Inc., a customer that accounted for 12% of revenue for fiscal 2003 and 11% of revenue for the nine months ended September 30, 2004, terminated its customer contract with us effective July 29, 2004. We expect that the loss of this customer will put downward pressure on our revenue in 2004 and beyond, even though Expanets/Avaya recently paid us $2.6 million as part the contract termination, and, based on these payments, we recognized revenue of $1.3 million on this contract in the quarter ended September 30, 2004 and will recognize $1.3 million in the quarter ending December 31, 2004.

During the third quarter of 2004, we entered into an arrangement with AT&T that established a non-exclusive sales and marketing relationship whereby AT&T agreed to work cooperatively with us to sell and support a combined solution around ongoing managed enterprise application services. To date, Corio and AT&T have entered into agreements to provide this joint solution with three new customers. Although we are hopeful that this strategic alliance will continue to result in new customers, there is no certainty that this alliance will achieve any more of its intended benefits.

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

  Revenue recognition policy;

  Cash basis revenue recognition customers;

  Allowance for doubtful accounts;

  Loss contingencies; and

  Valuation allowance.

Revenue recognition

We generate revenue from application management services, professional services and other revenues.

Application management services revenue consists of monthly recurring fees for ongoing services, which are recognized as the services are performed in accordance with Security and Exchange Commission's Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition and related interpretations and start-up fees, which are recognized ratably over the term of the customer applications management contract, generally three years upon the commencement of hosting. We also recognize customer prepayments for application management services revenues as the services are performed. In addition, fees for support services, which are also recognized as revenue as the services are performed, are included in application management services revenue. Our application management services may consist of ongoing hardware and software management services for business software application systems, which often includes providing the computers, data center facilities and networks necessary to support the software applications as well as the proactive monitoring, maintenance, security and issue resolution necessary to manage these highly complex business systems. We analyze various customer metrics, such as number of users and amount of data storage, and compare them to the customer's contractual limits. Should the contractual limits be exceeded, we invoice the customer for the overage and recognize the revenue, assuming all other revenue recognition criteria have been met, during the month that the services were performed. Application management services customers are typically billed monthly with net 30 day payment terms.

Professional services and other revenues include revenues from consulting services and implementation services. Revenue from consulting services is recognized using the percentage-of-completion method for fixed-fee arrangements under the cost-to-cost method or as the services are provided for time-and-materials arrangements. Losses resulting from fixed-fee contracts are recorded at the time such losses are estimated to exist. Revenue from time and materials contracts is recognized as services are performed in accordance with SAB 104. We recognize revenue from fixed-fee contracts using a proportional performance method of accounting similar to the percentage of completion method described in Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We track the progress of these fixed fee contracts based on a review of detailed project plans and regular review of labor hours incurred to date as compared to total estimated hours. Professional services customers are billed as services are performed in accordance with the terms of their individual contracts.

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

If we believe that there is a reasonable chance that we will receive payment from a customer, even if payment is not reasonably assured and the customer is cash basis, we will typically not terminate the customer and will continue to provide services to that customer. We have set forth below the amount of revenue recognized from cash basis customers for the three and nine months ended September 30, 2004 and 2003 and the period in which the underlying services were performed:

                                                                                  Three Months Ended    Nine Months Ended
                                                                                    September 30,         September 30,
                                                                                   (In thousands)        (In thousands)
                                                                                --------------------  --------------------
                                                                                   2004       2003       2004       2003
                                                                                ---------  ---------  ---------  ---------
Cash Basis Revenue Recorded Related to Services Performed in Current Period... $   3,169  $   4,661  $   9,024  $  10,786
Cash Basis Revenue Recorded Related to Services Performed in Prior Period.....       478      1,279      2,000      6,451
                                                                                ---------  ---------  ---------  ---------
      Total Cash Basis Revenue Recorded....................................... $   3,647  $   5,940  $  11,024  $  17,237
                                                                                =========  =========  =========  =========

Revenue earned from cash basis customers but not recognized due to the cash basis designation was $432,000 and $2.1 million as of September 30, 2004 and 2003, respectively. Since revenue related to these invoices is recognized on a cash basis, these amounts have not been included in our accounts receivable balances. In addition, only one of our cash basis customers is obligated to pay recurring application management services fees in advance.

Allowance For Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected. We regularly review the adequacy of our allowance for doubtful accounts through the identification of specific receivables where we expect that payment will not be received, in addition to establishing an unallocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry, among other factors. An unallocated reserve is established for all amounts, which have not been specifically identified, based on applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided. At September 30, 2004 and December 31, 2003, our allowance for doubtful accounts was $654,000 and $591,000, respectively.

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

In addition, since we perform some of our professional services on a fixed fee basis, if we incur more costs than estimated, our profitability will suffer. We track our progress to completion on such arrangements by detailing individual project plans for each arrangement and then regularly comparing the labor hours actually spent on a project against the number of hours we estimate to complete the project. We believe this process results in a reasonable estimate of our progress to completion. When estimates of costs to complete the project indicate that a loss will be incurred, these losses are estimated and recognized immediately. Additionally, we regularly evaluate current information available to us to determine whether such recorded losses should be adjusted. In the first quarter of 2004, based on our evaluation of the open professional services contracts, we reduced our accruals for contract losses by $153,000, which resulted in a corresponding reduction to professional services expenses for the three months ended March 31, 2004. As of September 30, 2004, no accrual for contract losses was required.

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

Selected Financial Data

The following tables (in thousands, except percentages) set forth, for the periods presented, certain data from our condensed consolidated statements of operations as percentages of total revenues.

                                                                                              Three Months Ended
                                                Three Months Ended     Three Months Ended     September 30, 2004
                                                September 30, 2004     September 30, 2003             versus
                                               -------------------    -------------------     September 30, 2003
                                                         Percentage             Percentage   -------------------
                                                         of Total               of Total      Dollar   Percentage
                                                Amount   Revenues      Amount   Revenues      Change    Change
                                               --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services.......... $  14,379        81%  $  14,295        92%  $      84         1%
    Professional services and other..........     3,445        19%      1,245         8%      2,200       177%
                                               --------- ---------    --------- ---------    ---------
    Total revenues...........................    17,824       100       15,540       100        2,284        15%

COSTS AND EXPENSES:
    Application management services .........    11,800        66%     11,210        72%        590         5%
    Professional services and other .........     2,855        16%        730         5%      2,125       291%
    Research and development ................       562         3%      1,123         7%       (561)      (50)%
    Sales and marketing .....................     2,417        14%      2,125        14%        292        14%
    General and administrative ..............     3,274        18%      2,339        15%        935        40%
    Restructuring charges....................       714         4%         --        --          714       100%
    Amortization of stock-based compensation.        --        -- %        (34)       -- %         34      (100)%
    Amortization of intangible assets........       273         2%        367         2%        (94)      (26)%
                                               --------- ---------    --------- ---------    ---------
    Total operating expenses.................    21,895       123%     17,860       115%      4,035        23%
                                               --------- ---------    --------- ---------    ---------          %
Loss from operations.........................    (4,071)      (23)%     (2,320)      (15)%     (1,751)       75%
Interest and other income....................       161         1%        136        -- %         25        18%
Interest and other expense...................      (394)       (2)%        (73)        0%       (321)      440%
Income tax expense...........................        --        -- %         --         0%         --          0%
                                               --------- ---------    --------- ---------    ---------
Net loss..................................... $  (4,304)      (24)%  $  (2,257)      (15)%  $  (2,047)       91%
                                               ========= =========    ========= =========    =========

                                                                                              Nine Months Ended
                                                Nine Months Ended      Nine Months Ended      September 30, 2004
                                                September 30, 2004     September 30, 2003           versus
                                               -------------------    -------------------     September 30, 2003
                                                         Percentage             Percentage   -------------------
                                                         of Total               of Total      Dollar   Percentage
                                                Amount   Revenues      Amount   Revenues      Change    Change
                                               --------- ---------    --------- ---------    --------- ---------
REVENUES:
    Application management services.......... $  43,069        81%  $  45,762        89%  $  (2,693)       (6)%
    Professional services and other..........    10,025        19%      5,833        11%      4,192        72%
                                               --------- ---------    --------- ---------    ---------
    Total revenues...........................    53,094       100       51,595       100        1,499         3%

COSTS AND EXPENSES:
    Application management services .........    34,692        65%     36,333        70%     (1,641)       (5)%
    Professional services and other .........     8,568        16%      4,455         9%      4,113        92%
    Research and development ................     1,747         3%      3,819         7%     (2,072)      (54)%
    Sales and marketing .....................     7,848        15%      6,632        13%      1,216        18%
    General and administrative ..............     8,508        16%      6,917        13%      1,591        23%
    Restructuring charges....................       714         1%      2,334         5%     (1,620)      (69)%
    Amortization of stock-based compensation.         3        -- %        445         1%       (442)      (99)%
    Amortization of intangible assets........     1,191         2%      1,257         2%        (66)       (5)%
                                               --------- ---------    --------- ---------    ---------
    Total operating expenses.................    63,271       118%     62,192       120%      1,079         2%
                                               --------- ---------    --------- ---------    ---------
Loss from operations.........................   (10,177)      (18)%    (10,597)      (20)%        420        (4)%
Interest and other income....................       384         1%        518         1%       (134)      (26)%
Interest and other expense...................      (458)       (1)%       (285)       (1)%       (173)       61%
Income tax expense...........................      (115)       -- %         --         0%       (115)      100%
                                               --------- ---------    --------- ---------    ---------
Net loss..................................... $ (10,366)      (20)%  $ (10,364)      (20)%  $      (2)        0%
                                               ========= =========    ========= =========    =========

RESULTS OF OPERATIONS

Revenues

Total revenue was $17.8 million and $15.5 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $2.3 million. Total revenue was $53.1 million and $51.6 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $1.5 million. One of our customers Expanets/Avaya, Inc., which accounted for 11% of our total revenues for the three and nine month periods ended September 30, 2004, terminated its contract effective July 29, 2004.

Application Management Services Revenues. Revenues from our application management services, or AMS, were $14.4 million for the three months ended September 30, 2004, including $3.6 million recognized as a result of payments from cash basis customers. The $3.6 million of AMS revenue recognized from cash basis customers includes $1.9 million in non-recurring revenues from customer contract terminations. Included in the $1.9 million in non-recurring revenue was $1.3 million from Expanets/Avaya, Inc. For the three months ended September 30, 2003, our revenues of $14.3 million included $5.9 million recognized as a result of payments from cash basis customers. Included in the $5.9 million recognized from cash basis customers was $1.5 million in non-recurring revenues from customer contract terminations. The $0.1 million increase in application management services revenues for the three months ended September 30, 2004 was primarily due to an increase in non-recurring settlement revenue of $0.4 million, primarily due to the payment received from Expanets/Avaya, Inc, which was offset by a decrease of recurring application management services revenues of $0.3 million, primarily due to the termination of the Expanets/Avaya, Inc contract netted against the increase of revenue from new business.

Revenues from our application management services, or AMS, were $43.1 million for the nine months ended September 30, 2004, including $11.0 million recognized as a result of payments from cash basis customers. The $11.0 million recognized from cash basis customers includes $3.2 million in non- recurring revenues from customer contract terminations. For the nine months ended September 30, 2003, our AMS revenues of $45.8 million included $16.8 million recognized as a result of payments from cash basis customers. Included in the $16.8 million recognized from cash basis customers was $2.5 million in non-recurring revenues from customer contract terminations. The $2.7 million decrease in application management services revenues for the nine months ended September 30, 2004 was due in part to a decrease of $2.5 million in the hosting fees for Quadrem. In addition, we recognized $1.1 million in the nine months ended September 30, 2003 from a former Qwest Cyber Solutions, or QCS, customer. This customer was in the process of terminating its AMS contract with QCS at the time we acquired the contract as part of the September 2002 QCS acquisition. As a result, we recognized $1.1 million in monthly hosting fees for the contract through the February 28, 2003 termination date. The offset to these two revenue decrease items was the increase in new business

Professional Services and Other Revenues. Our professional services and other revenues were $3.4 million for the three months ended September 30, 2004, including $37,000 recognized as a result of payments from cash basis customers, compared to $1.2 million for the three months ended September 30, 2003, including $51,000 recognized as a result of payments from cash basis customers. The $2.2 million increase in professional services revenues was primarily due to additional customers obtained through our acquisition of Nexus Technology, Inc. as well as the addition of other new customers and projects. Our professional services and other revenues were $10.0 million for the nine months ended September 30, 2004, including $92,000 recognized as a result of payments from cash basis customers, compared to $5.8 million for the nine months ended September 30, 2003, including $486,000 recognized as a result of payments from cash basis customers. The $4.2 million increase in professional services revenues was primarily due to additional customers we obtained through our acquisition of Nexus Technology, Inc. as well as the addition of new customers and projects. At September 30, 2004 and December 31, 2003, we had balances of $533,000 and $76,000, respectively, for deferred professional services revenues resulting from customer payments that we required in advance of providing our professional services work. We anticipate that professional services revenue and the associated margins will fluctuate significantly from period to period depending on the timing and size of projects, the amount of such work completed by independent third parties and other factors.

Costs and Expenses

Total operating expenses were approximately $21.9 million and $17.9 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $63.3 million and $62.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Application Management Services. Application management services expenses, excluding stock-based compensation of $0 and $7,000 for the three months ended September 30, 2004 and 2003, respectively, were $11.8 million for the three months ended September 30, 2004 and $11.2 million for the three months ended September 30, 2003. The $0.6 million increase in expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily attributable to a $0.3 million increase in internal staff cost and an $0.6 million increase in cost of operating our datacenters which were offset by a $0.6 million reduction in depreciation. A number of our assets were purchased in 2000 and had a three-year useful life. The reduction in depreciation was partially offset by an increase in staff costs due to higher headcount and a company-wide 4% salary increase effective April 1, 2004. Application management services expenses, excluding stock-based compensation of $1,000 and $65,000 for the nine months ended September 30, 2004 and 2003, respectively, were $34.7 million for the nine months ended September 30, 2004 and $36.3 million for the nine months ended September 30, 2003. The $1.6 million decrease is due primarily to a $2.3 million reduction in depreciation expense and a $0.6 million decrease in equipment rental and maintenance cost offset by a $0.8 million increase in datacenter cost and an increase of $0.5 million in staff costs.

Professional Services and Other. Professional services and other expenses were $2.9 million for the three months ended September 30, 2004 and $0.7 million for the three months ended September 30, 2003. The $2.2 million increase was due primarily to an increase of $0.4 million in internal staff costs and a $1.2 million increase in outside contractors associated with delivering higher revenue from our professional services contracts in the three months ended September 30, 2004 in addition to a downward adjustment to our provision for contract losses of $0.7 million in the three months ended September 30, 2003. There were no professional services stock-based compensation charges for the three or nine months ended September 30, 2004 or 2003. Professional services and other expenses were $8.6 million for the nine months ended September 30, 2004 and $4.5 million for the nine months ended September 30, 2003. The $4.1 million increase is primarily the result of a $3.4 million increase in outside contractors associated with delivering higher revenue and a $0.6 million increase in internal staff cost offset by a downward adjustment to our provision for contract losses of $0.5 million in the nine months ended September 30, 2003.

Research and Development. Research and development expenses, excluding stock-based compensation charges reductions of $0 and $11,000 for the three months ended September 30, 2004 and 2003, respectively, were $0.6 million for the three months ended September 30, 2004 and $1.1 million for the three months ended September 30, 2003. Research and development expenses as a percentage of total revenues were 3% for the three months ended September 30, 2004 and 7% for the three months ended September 30, 2003. The $0.5 million expense decrease was mainly due to the reduction in personnel costs partly due to moving tasks to our office in India. Research and development expenses, excluding stock-based compensation charges (expense reductions) of $1,000 and $2,000 for the nine months ended September 30, 2004 and 2003, respectively, were $1.8 million for the nine months ended September 30, 2004 and $3.8 million for the nine months ended September 30, 2003. The majority of the $2.0 million decrease is the result of a $1.4 million decrease in staff costs, a $0.3 million decrease in external contractors and a $0.1 million decrease in depreciation expense.

Sales and Marketing Expenses. Sales and marketing expenses, excluding stock-based compensation of $0 and $27,000 for the three months ended September 30, 2004 and 2003, respectively, were $2.4 million for the three months ended September 30, 2004 and $2.1 million for the three months ended September 30, 2003. Sales and marketing expenses as a percentage of total revenues were 14% for the three months ended September 30, 2004 and 14% for the three months ended September 30, 2003. The $0.3 million increase was primarily due to a $0.5 million increase in personnel costs as additional headcount was added to provide increased subject matter experts in Peoplesoft, Oracle and SAP areas to assist in the sales process offset by a $0.2 million reversal of an travel-related accrual that was no longer required. Sales and marketing expenses, excluding stock-based compensation of $1,000 and $187,000 for the nine months ended September 30, 2004 and 2003, respectively, were $7.8 million for the nine months ended September 30, 2004 and $6.6 million for the nine months ended September 30, 2003. The $1.2 million increase was primarily due to a $1.0 million increase in personnel costs, a $0.6 million increase in commissions expense and a $0.4 million decrease in amortization expense associated with the warrants issued to Cap Gemini Ernst & Young U.S., L.L.C. on September 27, 2000.

General and Administrative Expenses. General and administrative expenses, excluding stock-based compensation (credit) of $0 and ($79,000) for the three months ended September 30, 2004 and 2003, respectively, were $3.3 million for the three months ended September 30, 2004 and $2.3 million for the three months ended September 30, 2003, respectively. General and administrative expenses as a percentage of total revenues were 18% for the three months ended September 30, 2004 and 13% for the three months ended September 30, 2003. The $1.0 million increase in general and administrative expenses was mainly due to a $0.3 million increase in staff costs in finance and professional services general management, a $0.3 million increase in telecom costs, a $0.6 million increase in professional legal and accounting fees relating to the compliance requirements of the Sarbanes-Oxley Act offset by a $0.1 million reduction in occupancy costs due to sub-leasing and restructuring a portion of our San Carlos facility space in fiscal year 2003. General and administrative expenses, excluding stock-based compensation of $1,000 and $191,000 for the nine months ended September 30, 2004 and 2003, respectively, were $8.5 million for the nine months ended September 30, 2004 and $6.9 million for the nine months ended September 30, 2003, respectively. The $1.6 million increase was mainly due to a $0.6 million increase in staff costs, a $0.5 million increase in telecom costs, a $1.3 million increase in professional legal and accounting fees offset by a $0.5 million reduction in occupancy cost, and a $0.4 million reduction in depreciation.

Restructuring Charges. In February 2004, we terminated our lease prior to the end of its term for our facilities in Arizona and simultaneously entered into a new lease and facilities in Arizona. No termination fees were incurred during the termination of the old lease. Capitalized fixed assets associated with the old facilities were held for resale due to the interest of several parties in purchasing the fixed assets. Subsequently, during September 2004, we determined that the fixed assets will not be sold, and therefore, did not have any remaining value. We disposed of the fixed assets associated with our old Arizona facilities during the three months ended September 30, 2004 and incurred a non-cash restructuring charge of approximately $714,000.

In May 2003, we signed an agreement to sublease the vacated portion of our headquarters facility through the end of our lease, which is March 2010. During the quarter ended June 30, 2003, we adjusted our estimated loss related to the vacated space and recorded an additional restructuring charge of $2.5 million to reflect the terms of this new sublease agreement. The impact of this charge was partially offset by the favorable resolution of our liability with respect to various capital leases, which resulted in a reduction of $139,000 to reduce the previously established restructuring reserve. There were no additional restructuring charges recorded during the three or nine months ended September 30, 2004. The cash payments were approximately $177,000 for the three months ended September 30, 2004 and approximately $532,000 for the nine months ended September 30, 2004.

Amortization of Stock-Based Compensation. Amortization of deferred stock-based compensation was $0 and ($34,000) for the three months ended September 30, 2004 and 2003, respectively. Amortization of deferred stock-based compensation was $3,000 and $445,000 for the nine months ended September 30, 2004 and 2003, respectively. The deferred charges for employee options are being amortized to expense using the graded vesting approach prescribed by FASB Interpretation No. 28. Deferred stock-based compensation was fully amortized in March 2004.

Amortization of Other Intangibles. Amortization of intangible assets was $273,000 for the three months ended September 30, 2004 and $367,000 for the three months ended September 30, 2003. Amortization of intangible assets was $1.2 million for the nine months ended September 30, 2004 and $1.3 million for the nine months ended September 30, 2003. In November 2003, we recorded an intangible asset of $2.6 million for application management services and professional services contracts acquired in connection with our acquisition of Nexus. This intangible asset is being amortized over estimated lives ranging from four months to five years. In September 2002, we recorded an intangible asset of $2.7 million for contracts acquired in connection with our acquisition of QCS, which is included in other assets in the accompanying, condensed consolidated balance sheet. This intangible asset was amortized over an 18 month period that ended February 2004.

Interest and Other Income and Expenses. Net interest and other income and (expense) were ($233,000) for the three months ended September 30, 2004 and $63,000 for the three months ended September 30, 2003. The $296,000 decrease was primarily due to a $292,000 loss incurred on the disposal of obsolete capital assets during the three months ended September 30, 2004. Net interest and other income and expense were ($74,000) for the nine months ended September 30, 2004 and $233,000 for the nine months ended September 30, 2003. The $307,000 decrease was primarily due to a $292,000 loss incurred on the disposal of obsolete capital assets and to a lesser extent, a lower average cash and short term investment balance.

Income Taxes. Since inception, we have incurred net losses for federal and state tax purposes, and we anticipate continued losses for the foreseeable future. We recognized $0 tax expense for the three months ended September 30, 2004 and 2003, respectively. We recognized $115,000 and $0 of tax expense for the nine months ended September 30, 2004 and 2003, respectively. This tax expense is primarily for state and local purposes, which is determined based on gross receipts or capital.

Related Party. In the ordinary course of business, we recorded revenue of $0 and $16,000 for the three months ended September 30, 2004 and 2003, respectively, arising from transactions with one company with which we have directors in common. We recorded revenue of $55,000 and $32,000 for the nine months ended September 30, 2004 and 2003, respectively, arising from transactions with such companies. We paid $134,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, to a company with which we have directors in common. For the nine months ended September 30, 2004 and 2003, we paid $189,000 and $177,000, respectively, to companies with which we have directors in common. At September 30, 2004, we had $0 in accounts receivable and $0 in accounts payable from such related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents, short-term investments, and restricted cash of $36.1 million, a decrease of $6.6 million from $42.7 million as of December 31, 2003. The $6.6 million decrease was primarily the result of $9.0 million in cash provided by financing activities offset by $12.1 million of cash used in investing activities and $4.9 million of cash used by operating activities.

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2004 compared to $0.9 million used in operating activities for the nine months ended September 30, 2003. The $4.0 million net change was primarily due to an increase in accounts receivable offset by lower payments of accounts payable and payments of professional services and equipment purchases included in accrued expenses.

We lease office facilities and fixed assets under non- cancelable operating and capital leases. Rental expense under operating lease agreements was $1.0 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively. Rental expense for the nine month period ended September 30, 2004 and 2003 was $2.6 million and $3.0 million, respectively.

The following summarizes our principal facilities and equipment contractual commitments, excluding open orders for purchases to support normal operations, as of September 30, 2004 (in thousands):

                                                                       Payments due by Period
                                     -------------------------------------------------------------------------------
                                                Three Months
                                                   Ending
                                                December 31,
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Capital lease obligations.......... $     492  $          93  $     283  $     116  $        0 $     --  $       --
Operating lease obligations........    24,167          1,069      4,335      4,320      4,426     4,332       5,685
Equipment Operating leases.........        47             18         28          1         --        --          --
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
                                    $  24,706  $       1,180  $   4,646  $   4,437  $   4,426  $  4,332       5,685
                                     =========  =============  =========  =========  =========  ========  ==========

The following summarizes our principal vendor contractual commitments as of September 30, 2004 (in thousands):

                                                                       Payments due by Period
                                     -------------------------------------------------------------------------------
                                                Three Months
                                                   Ending
                                                December 31,
                                       Total        2004         2005       2006       2007       2008    Thereafter
                                     ---------  -------------  ---------  ---------  ---------  --------  ----------
Vendor Commitments................. $   9,829  $       1,308  $   5,834  $   1,406  $   1,007  $    274  $       --
                                     =========  =============  =========  =========  =========  ========  ==========

Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2004 compared to $11.0 million used in investing activities for the nine months ended September 30, 2003. The $1.1 million increase was primarily related to equipment purchases of $10.2 million in the nine months ended September 30, 2004 compared to equipment purchases of $3.2 million in the nine months ended September 30, 3003. The increase in equipment purchases in the nine months ended September 30, 2004 relate primarily to increased customer contracts booking related to first nine months of fiscal 2004 and internal use purposes. Offsetting the increased investment in equipment purchases in the nine months ended September 30, 2004 compared to nine months ended September 30, 2003 were a net reduction in the sale and purchase of short-term investments of $6.2 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2004 compared to $3.5 million used for the nine months ended September 30, 2003. The $12.5 million change in cash provided by financing activities consisted primarily of the proceeds from the issuance of common stock under our employee stock purchase plan and exercise of stock options by our employees, reduced payments on capital leases as buy-outs increased, and $7.0 million in borrowings from a bank term commitment payable entered into in the first quarter of fiscal 2004 for equipment purchases.

On March 17, 2004, we entered into a $7 million term commitment payable with Wells Fargo Bank. The proceeds from this financing have been used to finance the purchase of new equipment and software. In connection with the term commitment payable, we issued a promissory note dated March 17, 2004 for a loan up to $7 million. Under the term commitment payable we could draw against the note through September 2004. Outstanding balances under the note will accrue interest at a rate of LIBOR plus 1.75%, however, the interest rate can be changed, at our option, to a floating rate of prime minus 0.25%. Additionally, we are obligated to pay interest on outstanding balances until October 1, 2004, at which time, the term commitment payable converts into a term loan with principal and interest payments due monthly. The outstanding principal balance under the term loan and interest payments will be payable over 30 months. The term loan interest rate can either be LIBOR or fixed. Principal is due in full February 2007. As of September 30, 2004, the outstanding balance was $7.0 million and the interest rate was 4.5%. This agreement contains various financial covenants regarding liquidity, net worth and results from operations.

Covenants associated with this loan require that our results from operations generate certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization) on a quarterly basis. We did not meet the EBITDA covenant for the quarters ended June 30, 2004 and September 30, 2004 and obtained waivers from Wells Fargo Bank related to each covenant violation. We have classified this obligation as current as we have future quarterly EBITDA covenants that we do not believe we will be able to comply with due to increased operating expenses and the loss of revenue associated with the customer contract with Expanets/Avaya, Inc., which terminated on July 29, 2004. We are in discussions with Wells Fargo Bank regarding how to address anticipated future EBITDA or liquidity covenant violations. We have $28.3 million of unrestricted cash, cash equivalents and short-term investments as of September 30, 2004.

Except for equipment operating leases, we have no off balance sheet financing arrangements (see Note 8 in this Quarterly Report).

On October 22, 2003, we completed the purchase of the assets and the assumption of certain liabilities of Nexus. We paid Nexus approximately $10.2 million, consisting of $1.9 million in cash and 2,921,390 shares of our common stock, including $177,000 related to legal expenses. In addition, Nexus is entitled to receive an earn-out payment of up to $2.0 million payable in shares of our common stock contingent upon specified revenue milestones for the three-month period ending December 31, 2004 from identified existing and prospective customers of Nexus. In accordance with the terms of the asset purchase agreement, $500,000 of the purchase price was also deposited into an escrow account, all of which has been distributed.

We expect that our current cash balances and existing debt arrangements will be sufficient to meet our cash requirements for at least the next 12 months. However, any major changes in the nature of our business or structure, a significant reduction in demand for our services, the need for significant new capital expenditures, or mergers or acquisitions could further utilize our cash reserves. To the extent we require additional cash; there can be no assurances that we will be able to obtain such financing on terms favorable to us, or at all.

Risks Related to Our Business

We expect to continue to incur losses and experience negative cash flow and we may never be profitable.

We have spent significant funds to date to develop and refine our current services, to create and run our operations organization, to build and run a professional services organization and to develop and run our sales and marketing resources. We have incurred significant operating and net losses and negative cash flow and have not achieved profitability. As of September 30, 2004, we had an accumulated deficit of $270 million.

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

For example, one of our customers, Quadrem, who represented 11% of total revenues in fiscal 2002, had its contract expire in May 2003. Although Quadrem renewed for a short-term contract, the new contract was for significantly less recurring monthly revenue. In addition, another customer, Expanets, a customer that accounted for 12% of total revenues for fiscal 2003, was acquired by Avaya, Inc. in November 2003. Subsequently, Expanets/Avaya, Inc. terminated its customer contract as of July 29, 2004. The loss of Expanets/Avaya, Inc. as a customer, or the future loss of any other significant customer, or any significant reduction in fees paid to us by a significant customer, will have a significant adverse effect on our ability to achieve profitability and positive cash flow.

Our failure to collect payments for our services from "cash basis" customers could significantly decrease our revenues and profitability.

In the event we decide payment by a customer is no longer reasonably assured then we designate that customer as a "cash basis" customer. Historically we have generated a significant portion of our revenue from payments by cash basis customers. The percentage of our customers designated as cash basis customers as of the end of September 30, 2004 was 12% and for the years ended December 31, 2003, 2002 and 2001 was 12%, 29% and 42%, respectively. For the quarter ended September 30, 2004 we recorded revenue of $3.6 million (20% of revenues) related to services provided to cash basis customers. For the nine months ended September 30, 2004 we recorded revenue of $11.0 million (21% of revenues) related to services provided to cash basis customers. For the years ended December 31, 2003, 2002 and 2001, we recorded revenue of $22.2 million (32% of total revenue), $17.0 million (31% of total revenue) and $16.6 million (32% of total revenue), respectively, related to services provided to cash basis customers.

For the quarter ended September 30, 2004, we determined not to recognize approximately $432,000 in revenue related to services provided during this period, based on our policies regarding customers designated as cash basis customers for which we did not receive payment. For the 2003 fiscal year we determined not to recognize approximately $1.4 million in revenue related to services provided during this period to cash basis customers. For fiscal 2002, this amount was $3.0 million and for fiscal 2001 it was $2.3 million. A significant portion of our customer base remains on a cash basis and we expect to continue to have a significant number of customers on a cash basis going forward. For these customers we are at risk of not receiving payment for services we have already performed. Failure by these customers to pay could decrease revenue and result in our having incurred costs to provide services without being compensated for those services, which could adversely affect our ability to become profitable.

We may experience issues with our financial controls that could harm our financial condition and results of operations and have a negative effect on the trading price of our stock.

Our former auditors have noted certain matters involving internal controls and operations that they consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to auditors' attention relating to significant deficiencies in the design or operation of internal controls that, in the auditor's judgment, could adversely affect the company's ability to initiate, record, process, and report financial data accurately, on a timely basis and consistent with regulatory requirements. For example, our former auditors had identified as a significant deficiency our lack of adequate staffing within our finance department during their review of our financial statements for the three and six months ended June 30, 2004. Please see the disclosure we have provided in Item 4 "Controls and Procedures" of this quarterly report for more information on these significant deficiencies.

We are continuing to work to improve our internal controls and to address the significant deficiencies identified by our former auditors. We have taken measures to improve our financial reporting and management capabilities and we are in the process of instituting changes to our internal controls in order to try to satisfy our obligations as a public company, including the requirements associated with the Sarbanes-Oxley Act of 2002 such as compliance with Section 404 of the Sarbanes-Oxley Act by the end of this year. For example, we are in the process of expanding the documentation of our internal processes, and we are actively recruiting additional financial and accounting personnel to support our finance team. To sufficiently address the issues with our internal controls, we will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof, and will need to continue to expand, train and manage our finance team effectively.

We cannot be certain that the measures we are taking and will take in the future will ensure that we implement and continue to maintain adequate controls over our financial processes and reporting. If we fail to implement and continue to maintain adequate internal controls, this could have a material adverse effect on our business, results of operations and financial conditions and could prevent us from releasing our financial information and SEC reports in a timely and accurate manner and in compliance with regulatory requirements. This could also adversely affect our ability to sell our services and implement our business plan successfully and in a manner that achieves profitability, and could impair our ability to detect and prevent fraud.

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

A failure to maintain and expand relationships with third party systems integrators that we use to implement our services could harm our ability to service our customers effectively. As we seek to provide applications management services for larger, more established customers, they may frequently utilize the systems integration and consulting services of independent, third party systems integrators rather than our services. In such cases, we may receive only modest revenue for implementation and integration services if any. For this reason and others, it may be difficult for us to maintain and increase our professional services revenues. In addition, we frequently contract with our customers for implementation on a fixed price basis. As a result, unexpected complexities in implementing software applications for our customers could result in unexpected losses for us or increases in losses. Our business and reputation could also be seriously harmed if third party systems integrators were unable to perform their services for our customers in a manner that meets customer expectations.

Increased demand for customization of our services beyond what we currently provide or anticipate could reduce the scalability and profitability of our business.

Companies may prefer more customized applications and services than our business model contemplates. Most of our customers have required some level of customization of our services, and our customers may continue to require customization in the future, perhaps to a greater extent than we currently provide or than is optimal. If we do not offer the desired customization, there may be less demand for our services. Conversely, providing customization of our services increases our costs and reduces our flexibility to provide similar services to many customers. Accordingly, increased demand for customization of our services could reduce the scalability and profitability of our business and increase risks associated with completing software upgrades.

A significant increase in our customer base could strain our operations and may result in our inability to properly manage our organizational structure.

Growth could strain our operations and require us to incur costs to purchase new infrastructure, upgrade our infrastructure and expand our personnel. If our customer base grows significantly, we cannot be sure that we will successfully manage our growth. In order to manage any such growth successfully, we must:

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

Our software vendors from time to time will upgrade their software applications, and at such time we may be required to implement these software upgrades for certain of our customers. Implementing software upgrades can be a complicated and costly process, particularly implementation of an upgrade simultaneously across multiple customers. Accordingly, we cannot assure you that we will be able to perform these upgrades successfully or at a reasonable cost. We may also experience difficulty implementing software upgrades to a large number of customers, particularly if different software vendors release upgrades simultaneously. If we are unable to perform software upgrades successfully and to a large customer base, our customers could be subject to increased risk of interruptions or errors in their business-critical software, our reputation and business would likely suffer and the market would likely delay the acceptance of our services. It will also be difficult for us to predict the timing of these upgrades, the cost to us and the additional resources that we may need to implement these upgrades. Additionally, as we continue to evolve our business model to charge customers for the cost of software upgrades, we may lose prospective customers who choose not to pay for these upgrades. Therefore, any such upgrades could strain our development and engineering resources, require significant unexpected expenses and cause us to miss our financial forecasts or those of securities analysts. Any of these problems could impair our customer relations and our reputation and subject us to litigation.

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

Part of our strategy may be to expand our services by offering our customers services related to additional software applications that address their evolving business needs. Certain challenges may arise related to this potential strategy. For example, we cannot be sure that we will be able to license these applications at commercially viable rates or at all or otherwise be permitted access to the applications to provide our services, or, in the alternative, that we will be able to cost-effectively develop the applications in-house. If we cannot obtain these applications on a cost-effective basis or otherwise cannot effectively expand our service offering and, as a result, cannot expand the range of our service offerings, the market for our services may not grow and may decline, and sales of our services may suffer. Furthermore, we may not focus on the strategy of expanding by providing our services in relation to additional enterprise software applications, and this may be a strategic mistake.

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

Our current and potential competitors primarily include:

  application service providers and business process outsourcers, such as Affiliated Computer Systems, CSC, Electronic Data Systems, Hewlett-Packard, IBM Global Services, NaviSite and USinternetworking;

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

We depend on third parties, such as Qwest, AT&T, and (i)Structure, for our data center management services and for key components of our network infrastructure. Our contracts with these data center and network infrastructure providers are for a fixed term and for a specified amount of services, which may be insufficient to meet our needs. The services we provide could be materially disrupted by any disruption in the services provided by our data center management service providers. For example, downtime caused by our data center providers could materially disrupt our services, and, in the event any of these data center providers terminate or decline to renew their contracts with us, we could experience significant disruption and costs related to migrating customers to a different data center. We depend on suppliers such as Sun Microsystems for our computer hardware and WebMethods and Netegrity and others for our software technology platform. If any of these relationships fail to provide needed products or services in a timely and consistent manner or at an acceptable cost, we may be unable to deliver our services to our customers in an effective manner and these customers may terminate their contracts with us as a result or demand credits against fees. Some of the key components of our infrastructure are available only from sole or limited sources in the quantity and quality we demand. We do not carry significant inventories of those components that we obtain from third parties and have no guaranteed supply arrangements for some of these components. Additionally, some of our service and product providers have recently experienced financial difficulty, and financial problems they experience may cause disruptions in our service, loss of customers and expose us to additional costs.

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

Additionally, currently a substantial number of our employees are located in Balgalore, India at our subsidiary. Competition for employees in Bangalore is severe, and we may have difficulty retaining and recruiting qualified employees in Bangalore. Any such inability to retain and recruit such employees may result in a need for additional qualified employees and may result in increased costs to replace such employees.

In the event we are not able to achieve the anticipated benefits from our acquisition of Nexus this may increase our expenses without the expected increase in revenue, which will adversely affect our operating or financial results.

In October 2003 we acquired substantially all of the assets of Nexus as part of our efforts to expand our applications management business and product offerings. The rationale for the asset purchase was to expand our customer base and expertise in the SAP market space. SAP AG is a significant software vendor, providing enterprise resource planning and e-commerce software for businesses. We may experience difficulties in achieving and may never fully realize this anticipated benefit. Potential risks with this acquisition include, among others:

  possible impairment of relationships with employees and customers as a result of the acquisition of Nexus;

  inability to retain key employees of Nexus;

  inability to retain the SAP customers of Nexus;

  diversion of management's attention from other business concerns; and

  difficulties in assimilation of acquired personnel, operations, technologies or products.

In the event we are unable to retain Nexus's SAP customers or use this acquisition as a basis for expanding our customer base in the SAP market, or in the event the risks identified above lead to increased costs or a loss of benefits from the acquisition then we may never achieve the anticipated benefits of this acquisition and this will adversely impact our operating results. In addition, we have an obligation to issue additional shares of common stock to Nexus in the event we attain specified revenue milestones for the three month period ending December 31, 2004. Any such issuance would dilute our existing stockholders and increase the consideration we issue for the acquisition.

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

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our officers and certain of the underwriters involved in our initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, we tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly even if the plaintiff's settlement proposal is consummated.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40% of our common stock as of September 30, 2004. If they were to act together, these stockholders would be able to exercise control over most matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company, which could cause our stock price to drop. These actions may be taken even if they are opposed by the other investors, including those who purchased shares in the initial public offering.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing interest rate and the prevailing interest rate later rises, the fair value amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and short- term investments in a variety of securities, including Government Securities, Commercial Paper, Corporate Bonds and money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The following table presents the amounts of our cash equivalents and short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2004.

ITEM 4.   Controls and Procedures

(a)     Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, except as discussed below with respect to absence of appropriate levels of accounting personnel, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

As discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004, KPMG noted deficiencies related to our internal controls around monitoring of debt covenant compliance, the absence of appropriate levels of accounting personnel, the absence of appropriate review and approval of manual journal entries, and evidence of failure to reconcile bank statements in a timely manner. We believe that we have remedied all of these deficiencies except the absence of the appropriate levels of accounting personnel, which we expect to remedy soon, as discussed below.

  Monitoring debt covenant compliance. This finding relates to a new debt arrangement entered into in March 2004 with Wells Fargo Bank. We have clarified the covenants with Wells Fargo Bank and reemphasized monitoring of the compliance of these covenants as part of our monthly close process.
  Absence of appropriate levels of accounting personnel. At the time KPMG noted this deficiency, five members of our finance and accounting departments were temporary consultants.  Since that time, we have hired as full time employees four of the positions previously staffed by the five temporary consultants.  In addition, we have hired an incremental accounting headcount and we are in the process of performing a search for an additional incremental permanent accounting position in the near future.
  Absence of appropriate review and approval of manual journal entries. We have reemphasized the requirement to properly document the review of all manual journal entries. As an additional control, we have added a second review to confirm that the review of all manual entries has been properly documented.
  Evidence of failure to reconcile bank statements in a timely manner. Our accounting manager was called up for three weeks of United States military service during our accounting close process for the quarterly period ended June 30, 2004, and therefore did not complete some of our bank reconciliations as part of our normal quarterly closing process.  These reconciliations were completed in time for our second quarter 2004 earning release by other accounting department personnel. Again, we have reemphasized the company policy regarding the timely completion of all reconciliations.

In late 2003, we started preliminary efforts to analyze our system of internal controls over financial reporting, and in response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, beginning in mid-2004, we have invested significant resources in documenting and improving these controls. In the course of our compliance activities, we have identified areas of our internal controls for specific improvement, including management of our inventory of fixed assets, our billing processes and systems, internal access policies to certain data systems, and coordination across our different business functions. We continue to design and implement enhanced processes and controls to address these and other of our internal controls in preparation for our first management report on internal controls over financial reporting, as required by Section 404, as of December 31, 2004. In connection with our continuing compliance efforts, we have made and expect to continue to make changes in our internal controls.

Except as stated above, there was no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2001, a securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us and certain of our officers and certain of the underwriters involved in our initial public offering. This is one of approximately 300 similar lawsuits in a coordinated proceeding sometimes referred to as "IPO allocation lawsuits" or "laddering lawsuits." The plaintiffs generally allege that the underwriters engaged in undisclosed improper practices by giving favorable allocations of IPO shares to certain investors in exchange for excessive brokerage commissions and/or agreements for those investors to purchase additional shares in the aftermarket at predetermined higher prices. The plaintiffs seek an unspecified amount of damages. In June 2003, the plaintiffs in these cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs proposed to dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers or companies will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $1 million. In July 2003, we tentatively agreed to accept this settlement proposal. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval by the Court, which cannot be assured, and the underwriters recently objected to the settlement. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court or if it otherwise is not consummated, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation were adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed. This lawsuit may be time consuming and expensive to defend and may divert management's attention and may be costly to Corio even if the plaintiff's settlement proposal is consummated.

In November 2001, Corio filed a demand for arbitration against LivePerson, Inc. with the American Arbitration Association in San Francisco County. The arbitration related to a dispute around a services contract between the parties. On July 23, 2003, the arbitrator in this dispute issued a judgment awarding Corio damages of $1,115,440 plus interest. LivePerson, Inc. filed a motion to vacate the award in the Superior Court of California. On November 18, 2003, the Superior Court of California issued a judgment, relating to the arbitration, awarding Corio damages of $1,346,605 plus interest from October 17, 2003 until the date of payment. LivePerson, Inc. paid Corio $1,369,479 on December 18, 2003 and subsequently appealed the judgment. On October 8, 2004, the Appellate Court of California affirmed the judgment of the Superior Court of California in favor of Corio. For any portion of the cash paid that is determined by the Company as revenue that should be recorded under the Company's revenue recognition policy, such cash received pursuant to this award will be recorded as termination fee revenue at that time. The Company recorded the amount received as an accrued liability.

The Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these other matters will have a material adverse effect on the Company's financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description
10.19	The Second Amendment to Credit Agreement entered into as of September 30, 2004, by and between Corio, Inc., a Delaware Corporation and Wells Fargo Bank, National Association
10.20	Termination Settlement Agreement entered into as of September 29, 2004, by and between Corio, Inc., a Delaware Corporation and Avaya, Inc.
10.21	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Arthur Chiang, Senior Vice President, Corporate Development and Investor Relations
10.22	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Brett White, Executive Vice President, Chief Financial Officer
10.23	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Sal Jamil, Executive Vice President, Chief Operating Officer
10.24	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and John Ottman, Executive Vice President, Worldwide Markets
10.25	Employment Agreement entered into as of June 11, 1999 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer
10.26	Amendment to Employment Agreement entered into as of July 15, 2004 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer
10.27	Amendment of Change in Control Agreement entered into as of April 15, 2001 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer
10.28	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer
10.29	Corio Inc.'s Stock Option Agreement Form
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2004

CORIO, INC.

By:	/s/ GEORGE KADIFA
George Kadifa President and Chief Executive Officer

By:	/s/ BRETT WHITE
Brett White Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.19	The Second Amendment to Credit Agreement entered into as of September 30, 2004, by and between Corio, Inc., a Delaware Corporation and Wells Fargo Bank, National Association PDF
10.20	Termination Settlement Agreement entered into as of September 29, 2004, by and between Corio, Inc., a Delaware Corporation and Avaya, Inc. PDF
10.21	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Arthur Chiang, Senior Vice President, Corporate Development and Investor Relations PDF
10.22	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Brett White, Executive Vice President, Chief Financial Officer PDF
10.23	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and Sal Jamil, Executive Vice President, Chief Operating Officer PDF
10.24	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and John Ottman, Executive Vice President, Worldwide Markets PDF
10.25	Employment Agreement entered into as of June 11, 1999 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer PDF
10.26	Amendment to Employment Agreement entered into as of July 15, 2004 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer PDF
10.27	Amendment of Change in Control Agreement entered into as of April 15, 2001 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer PDF
10.28	Amendment of Change in Control Agreement entered into as of October 4, 2004 by and between the Registrant and George Kadifa, Chairman of the Board and Chief Executive Officer PDF
10.29	Corio Inc.'s Stock Option Agreement Form PDF
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer